Form 10-Q
period 1997-09-30
PRIME BANCSHARES INC /TX/
filed 1997-11-14
CIK 1043446

--------------------------------------------------------------------------------

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
    x           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO ____________


                        COMMISSION FILE NUMBER:  0-23113

                             PRIME BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


               TEXAS                                      76-0088973
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)


                            12200 NORTHWEST FREEWAY
                              HOUSTON, TEXAS 77092
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 209-6000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No  x

As of November 12, 1997, there were 9,317,020 shares of the registrant's Common Stock, par value $.25 per share outstanding.

--------------------------------------------------------------------------------

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                                           Page
                                                                                                           ----
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
    Consolidated Balance Sheets as of September 30, 1997 (unaudited) and December 31, 1996  . . . . . . . .   3
    Consolidated Statements of Earnings for the Three Months and Nine Months Ended
         September 30, 1997 and 1996 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
    Consolidated Statement of Changes in Shareholders' Equity   . . . . . . . . . . . . . . . . . . . . . .   5
    Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1997 and 1996 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
    Notes to Interim Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .   7
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . .   8
Item 3   Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . .  17

PART II -- OTHER  INFORMATION
Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
Item 2.  Changes in Securities and Use of Proceeds  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . .  17
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

                       PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   PRIME BANCSHARES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                                                 September 30,  December 31,
                                                                                     1997           1996
                                                                                 -------------  ------------
                                                                                  (Unaudited)
                                 ASSETS
Cash and cash equivalents:
Cash and due from banks ........................................................     $ 25,766     $ 34,006
Federal funds sold and other temporary investments .............................       57,467           --
                                                                                     --------     --------
    Total cash and cash equivalents ............................................       83,233       34,006
                                                                                     --------     --------
Securities:
Available-for-sale .............................................................      220,379      324,723
Held-to-maturity ...............................................................      235,779      115,902
                                                                                     --------     --------
    Total securities ...........................................................      456,158      440,625
                                                                                     --------     --------
Loans, net of allowance for loan losses of $5,006 and $4,436 ...................      394,849      306,857
Premises and equipment, net ....................................................       15,016        9,761
Accrued interest receivable ....................................................        6,861        6,453
Other assets ...................................................................        9,668        3,753
                                                                                     --------     --------
    Total assets ...............................................................     $965,785     $801,455
                                                                                     ========     ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing ............................................................     $148,238     $117,441
Interest-bearing deposits ......................................................      707,035      577,729
                                                                                     --------     --------
    Total deposits .............................................................      855,273      695,170
                                                                                     --------     --------
Federal funds purchased and securities purchased
    under repurchase agreements ................................................       31,144        9,700
Other liabilities ..............................................................        4,123       34,616
                                                                                     --------     --------
    Total liabilities ..........................................................      890,540      739,486
                                                                                     --------     --------

Shareholders' equity:
Preferred stock ................................................................        7,000        7,000
Common stock ...................................................................        3,003        2,980
Additional capital .............................................................        9,534        3,824
Retained earnings ..............................................................       56,985       50,113
Net unrealized appreciation of available-for-sale securities, net of tax
    of $504, and $996 ..........................................................          978        1,934
                                                                                     --------     --------
                                                                                       77,500       65,851
Less common stock held in treasury--at cost ....................................        2,255        3,882
                                                                                     --------     --------
    Total shareholders' equity .................................................       75,245       61,969
                                                                                     --------     --------
    Total liabilities & shareholders' equity ...................................     $965,785     $801,455
                                                                                     ========     ========



     See accompanying Notes to Interim Consolidated Financial Statements.

                   PRIME BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                                  Three months ended      Nine months ended
                                                                 -------------------     -------------------
                                                                    September 30,           September 30,
                                                                  1997        1996        1997        1996
                                                                 -------     -------     -------     -------
Interest income:
Loans ......................................................     $ 9,030     $ 6,428     $25,033     $17,753
Securities .................................................       7,522       7,111      22,833      22,176
Federal funds sold and other temporary investments .........         241          42         785         215
                                                                 -------     -------     -------     -------
    Total interest income ..................................      16,793      13,581      48,651      40,144
Interest expense ...........................................       7,634       5,939      22,175      17,870
                                                                 -------     -------     -------     -------
    Net interest income ....................................       9,159       7,642      26,476      22,274
Provision for loan losses ..................................         150         325         675         921
                                                                 -------     -------     -------     -------
    Net interest income after provision for loan losses.....       9,009       7,317      25,801      21,353
                                                                 -------     -------     -------     -------
Noninterest income:
Service charges ............................................       1,819       1,618       5,197       4,702
Other operating income .....................................         514         498       1,422       1,516
                                                                 -------     -------     -------     -------
    Total noninterest income ...............................       2,333       2,116       6,619       6,218
                                                                 -------     -------     -------     -------
Noninterest expense:
Employee compensation and benefits .........................       4,161       3,243      12,144       9,655
Net bank premises expense ..................................         359         336         977         920
Equipment rentals, depreciation and maintenance ............         289         289         905         683
Other operating expenses ...................................       2,139       3,060       5,613       5,903
                                                                 -------     -------     -------     -------
    Total noninterest expenses .............................       6,948       6,928      19,639      17,161
                                                                 -------     -------     -------     -------
    Earnings before income taxes ...........................       4,394       2,505      12,781      10,410
Provision for income taxes .................................       1,603         853       4,497       3,548
                                                                 -------     -------     -------     -------
    Net earnings before preferred stock dividends ..........       2,791       1,652       8,284       6,862
    Preferred stock dividends ..............................         175         175         525         525
                                                                 -------     -------     -------     -------
    Net earnings available to common shareholders ..........     $ 2,616     $ 1,477     $ 7,759     $ 6,337
                                                                 =======     =======     =======     =======
    Earnings per common and common equivalent
    share ..................................................     $  0.28     $  0.16     $  0.84     $  0.69
                                                                 =======     =======     =======     =======


     See accompanying Notes to Interim Consolidated Financial Statements.

                   PRIME BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CHANGES IN
                             SHAREHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)

                                                                                               Net
                                                                                            unrealized
                                                                                               gain
                                                                                             (loss) on                   Total
                                                                                             securities     Common       share-
                                           Preferred    Common     Additional    Retained    available-    stock in     holders'
                                             stock       stock      capital      earnings     for-sale     treasury      equity
                                           ---------    --------   ----------    --------   -----------    --------     --------
Balance at December 31, 1995 ...........    $  7,000    $  2,943    $  3,721     $ 42,768     $  5,154     ($ 3,256)    $ 58,330
Purchase of treasury stock .............          --          --          --           --           --         (626)        (626)
Sale of common stock ...................          --          37         103           --           --           --          140
Dividends ..............................          --          --          --       (1,877)          --           --       (1,877)
Net change in unrealized gain
    (loss) on available-for-sale
    securities, net of tax of $1,659 ...          --          --          --           --       (3,220)          --       (3,220)
Net earnings for the year ..............          --          --          --        9,222           --           --        9,222
                                            --------    --------    --------     --------     --------     --------     --------
Balance at December 31, 1996 ...........       7,000       2,980       3,824       50,113        1,934       (3,882)      61,969
Purchase of treasury stock(1) ..........          --          --          --           --           --         (408)        (408)
Sale of treasury stock(1) ..............          --          --       5,745           --           --        2,035        7,780
Sale of common stock(1) ................          --          23         131           --           --           --          154
Stock issuance cost(1) .................          --          --        (166)          --           --           --         (166)
Dividends(1) ...........................          --          --          --       (1,412)          --           --       (1,412)
Net change in unrealized gain
    (loss) on available-for-sale
    securities, net of tax of $492(1) ..          --          --          --           --         (956)          --         (956)
 Net earnings(1) .......................          --          --          --        8,284           --           --        8,284
                                            --------    --------    --------     --------     --------     --------     --------
Balance at September 30, 1997(1) .......    $  7,000    $  3,003    $  9,534     $ 56,985     $    978     ($ 2,255)    $ 75,245
                                            ========    ========    ========     ========     ========     ========     ========

(1) Unaudited

     See accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            Nine months ended
                                                                                      -----------------------------
                                                                                      September 30,   September 30,
                                                                                          1997          1996
                                                                                      -------------   -------------
Cash flows from operating activities:
    Net earnings ...................................................................    $   8,284     $   6,862
    Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
    Depreciation ...................................................................        1,135           894
    Amortization of premiums, net of (accretion) of discounts on securities ........         (487)         (563)
    Provision for loan losses ......................................................          675           921
    (Gain) loss on sale of premises, equipment and other real estate ...............            1            14
    Change in assets and liabilities, net of effects resulting from the acquisition of a bank, and the purchase of certain branch
      assets and liabilities:
      (Increase) decrease in accrued interest receivable ...........................          (89)        1,939
      Decrease in prepaid and other assets .........................................        7,737           938
      (Decrease) increase in other liabilities .....................................      (30,293)          614
                                                                                        ---------     ---------
         Net cash (used) provided by operating activities ..........................      (13,037)       11,619
Cash flows from investing activities:
    Purchases of held-to-maturity securities .......................................     (130,346)           --
    Proceeds from sales and maturities of available-for-sale securities ............      111,259       106,036
    Purchases of available-for-sale securities .....................................           --       (45,326)
    Proceeds from maturities of held-to-maturity securities ........................       11,948            --
    Increase in loans, net of the effects resulting from the acquisition of a
    bank, and the purchase of certain branch assets and liabilities ................      (48,225)      (58,390)
    Purchases of premises and equipment ............................................         (833)       (1,007)
    Proceeds from sale of premises, equipment and other real estate ................            5            --
    Net decrease in cash resulting from the acquisition of a bank ..................       (5,805)           --
    Net increase in cash resulting from the acquisition of certain branch assets
      and the assumption of certain liabilities ....................................       96,502            --
                                                                                        ---------     ---------
         Net cash provided by investing activities .................................       34,505         1,313
Cash flows from financing activities:
    Change in deposits, net of the effects resulting from the acquisition of a bank,
      and the purchase of certain branch assets and liabilities ....................          367        (5,442)
    Change in fed funds purchased and securities sold under repurchase
      agreements ...................................................................       21,444            --
    Purchase of treasury stock .....................................................         (408)         (613)
    Sale of treasury stock .........................................................        7,780            --
    Stock issuance cost ............................................................         (166)           --
    Sale of common stock ...........................................................          154           128
    Dividends paid .................................................................       (1,412)       (1,409)
                                                                                        ---------     ---------
         Net cash provided (used) from financing activities ........................       27,759        (7,336)
                                                                                        ---------     ---------
         Net increase in cash and cash equivalents .................................       49,227         5,596
Cash and cash equivalents at beginning of period ...................................       34,006        34,904
                                                                                        ---------     ---------
Cash and cash equivalents at end of period .........................................    $  83,233     $  40,500
                                                                                        =========     =========

     See accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME BANCSHARES, INC., AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of Prime Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, IBID, Inc.
(IBID) and Prime Bank (the "Bank"). All significant intercompany transactions and balances have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Registration Statement on Form S-1 (Registration No. 333-33001). Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

(2)  INCOME PER COMMON SHARE

     Income per common share was computed based on the following:

                                                   For the quarter ended     For the nine months ended
                                                 ------------------------    -------------------------
                                                       September 30,               September 30,
                                                    1997          1996          1997          1996
                                                 ----------    ----------    ----------    -----------
Net earnings available to common shareholders    $    2,616    $    1,477    $    7,759    $    6,337

Average Common shares .......................     8,861,607     8,815,620     8,859,155     8,804,550
Average Common share equivalents ............       497,242       440,465       424,521       443,835
                                                 ----------    ----------    ----------    ----------
                                                  9,358,849     9,256,085     9,283,676     9,248,385

                                                 ----------    ----------    ----------    ----------
Earnings per common share ...................    $     0.28    $     0.16    $     0.84    $     0.69
                                                 ==========    ==========    ==========    ==========

(3)  CAPITAL STOCK

     Common Stock. On September 30, 1997, the Company completed an initial public offering of shares of its Common Stock. The Company sold 478,000 shares and certain selling shareholders sold 2,016,707 shares at $17.50 per share.
The Company paid a dividend of $0.04 per share on October 1, 1997 to shareholders of record as of September 15, 1997. While the Company has declared dividends on its Common Stock in the past and currently pays quarterly dividends aggregating $0.16 per share per annum, there is no assurance that the Company will continue to pay dividends in the future.

(4)  ACQUISITIONS

     During 1997, the Company purchased deposits and certain assets of three branches of a commercial bank. The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed, and the excess of cost over the fair value of the net assets acquired of $1,835 is being amortized over ten years using an accelerated method.

     During 1997, the Company purchased all of the assets and liabilities of First Northwestern Bank, N.A. and purchase accounting was applied. The acquisition was for approximately $60,200 in deposits and $40,200 in loans. The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed, and the excess of cost over the fair value of the net assets acquired of $3,380 is being amortized over fifteen years using a straight-line method.

     The Company's purchase of deposits and certain assets of the three branches and the purchase of the assets and liabilities of First Northwestern Bank, N.A. are referred to herein as the "Acquisitions".

     The following summarized pro forma information assumes the First Northwestern acquisition had occurred on January 1, 1996:

                                                       Nine months ended
                                                    -----------------------
                                                         September 30,
                                                     1997            1996
                                                    -------         -------
         Interest income.........................   $49,462         $43,742
         Net earnings............................    $8,446          $7,122
         Earnings per common and common
            equivalent share.....................     $0.85           $0.71

(5)  NEW PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has issued Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires the presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The pro forma effect of adopting the new standard would be basic earnings per share of $0.88 and $0.72 and diluted earnings per share of $0.84 and $0.69 for the nine months ended September 30, 1997 and 1996, respectively.

     The FASB has issued Financial Accounting Standards No. 130, Reporting Comprehensive Income, which is effective for financial statements issued after December 15, 1997. The new standard requires an entity to report and display comprehensive income and its components. Comprehensive income will include net earnings plus net unrealized gain or loss on securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Prime Bancshares, Inc. (the "Company") is a registered bank holding company that derives substantially all of its revenues and income from the operation of Prime Bank (the "Bank"). The Bank is a full service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through 19 full-service banking locations, 11 of which are located in the greater Houston metropolitan area. The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain certain forward-looking statements regarding future financial condition, results of operations, and the Company's business operations. Such statements involve risks, uncertainties and assumptions, including, but not limited to, monetary policy and general economic conditions in Texas and the Houston metropolitan area, the actions of competitors and customers, the success of the Company in implementing its strategic plan, and the effects of regulatory restrictions imposed on banks and bank holding companies generally, as discussed in the Company's Registration Statement on Form S-1 (Registration No. 333-33001) with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should these underlying assumptions prove incorrect, actual outcomes may vary materially from outcomes expected or anticipated by the Company.

OVERVIEW

     Net earnings available to common shareholders was $2.6 million ($0.28 per common share) for the quarter ended September 30, 1997 compared with $1.5 million ($0.16 per common share) for the quarter ended September 30, 1996, an increase of $1.1 million or 77.1%. Net earnings available to common shareholders and earnings per share for the quarter ended September 30, 1996 were affected by nonrecurring expenses of approximately $1.4 million, which consisted mainly of an assessment by the Federal Deposit Insurance Corporation ("FDIC") related to the Bank's deposits insured by the Savings Association Insurance Fund. Excluding these nonrecurring expenses, net earnings would have increased

$193,000 or 8.0%, and earnings per share would have increased $0.02 or 8.2% for the quarter ended September 30, 1997 compared with the same period in 1996.
For the quarters ended September 30, 1997 and 1996, respectively, returns on average common shareholders' equity were 17.33% and 11.11%, and returns on average assets were 1.19% and 0.86%. For the nine months ended September 30, 1997, net earnings available to common shareholders was $7.8 million ($0.84 per common share), an increase of $1.4 million from $6.3 million ($0.69 per common share) for the first nine months of 1996. For the first nine months of 1997 and 1996, respectively, returns on average common shareholders' equity were 18.05% and 16.15%, and returns on average assets were 1.21% and 1.20%.

     Total assets were $965.8 million at September 30, 1997 compared with $801.5 million at December 31, 1996. Loans were $399.9 million at September 30, 1997, an increase of $88.6 million or 28.4% from $311.3 million at December 31, 1996. The increase in loans resulted primarily from internal growth of $48.4 million, in addition to acquired loans of $40.2 million, which came with the Acquisitions. Total deposits at September 30, 1997 were $855.3 million, an increase of $160.1 million or 23.0% from $695.2 million at December 31, 1996. Deposits acquired with the Acquisitions accounted for approximately $149.7 million of the increase in total deposits, while internal growth contributed approximately $10.4 million. Shareholders' equity was $75.2 million and $62.0 million at September 30, 1997 and December 31, 1996, respectively. The increase in shareholders' equity included proceeds of $7.6 million from the Company's initial public offering of stock, after deducting the underwriting discount and other expenses. Approximately $6.0 million of the proceeds from the offering will be used to redeem the Company's Series A preferred stock in the fourth quarter of 1997, while the remainder will be used for general corporate purposes.

RESULTS OF OPERATIONS

Interest Income

     Interest income for the quarter ended September 30, 1997 was $16.8 million, an increase of $3.2 million or 23.7% from the quarter ended September 30, 1996. The increase was primarily in interest earned on loans, which grew $2.6 million, resulting principally from growth in average loans of $113.8 million or 40.9% to $392.2 million for the quarter ended September 30, 1997. Interest earned on securities increased $411,000 or 5.8% for the quarter ended September 30, 1997 compared with the same period in 1996, which resulted primarily from an increase in average securities of $30.2 million or 7.0% to $463.7 million for the quarter ended September 30, 1997.

Interest Expense

     Interest expense on deposits and other interest-bearing liabilities was $7.6 million for the quarter ended September 30, 1997, an increase of $1.7 million or 28.5% from the same period in 1996. The increase resulted primarily from greater average interest-bearing deposits of $714.7 million for the quarter ended September 30, 1997 compared with $578.3 million for the same
period in 1996, an increase of $136.4 million or 23.6%.   The increase in
interest-bearing deposits resulted primarily from the Acquisitions.

Net Interest Income

     Net interest income was $9.2 million for the quarter ended September 30, 1997, an increase of $1.5 million or 19.9% compared with the quarter ended September 30, 1996. The increase in net interest income was due primarily to higher average interest-earning assets of $873.1 million, an increase of $158.0 million or 22.1% compared with the same period in 1996. The net interest margin for the quarter ended September 30, 1997 was 4.16%, down from 4.24% for the quarter ended September 30, 1996. The decline in the net interest margin resulted primarily from higher interest rates on certificates of deposit and money market accounts. The increase in interest rates on certificates of deposit was largely attributable to acquiring, with the Acquisitions, certificates of deposits which generally paid higher interest rates than those of the Company. The increase in interest rates on money market accounts resulted primarily from the introduction of a new product designed to meet the needs of the Company's larger commercial customers.

     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended

September 30, 1997 and 1996 and for the nine months ended September 30, 1997 and 1996. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                                                                    Three months ended September 30,
                                           -------------------------------------------------------------------------------
                                                            1997                                      1996
                                           --------------------------------------      -----------------------------------
                                             Average       Interest       Average        Average     Interest      Average
                                           outstanding      earned/        yield/      outstanding    earned/       yield/
                                             balance         paid           rate         balance       paid         rate
                                           -----------     ---------      -------      -----------   ---------     -------
                                                                              (Dollars in thousands)
ASSETS
Interest-earning assets:
    Loans ................................. $ 392,246      $   9,030         9.13%      $ 278,459    $   6,428       9.16%
    Securities ............................   463,712          7,522         6.44%        433,519        7,111       6.51%
    Federal funds sold and other
      temporary investments ...............    17,117            241         5.59%          3,120           42       5.34%
                                            ---------      ---------        -----       ---------    ---------      -----
      Total interest-earning assets .......   873,075         16,793         7.63%        715,098       13,581       7.53%
                                            ---------      ---------        -----       ---------    ---------      -----
Less allowance for loan losses ............    (5,097)                                     (3,804)
                                            ---------                                   ---------
Total interest-earning assets, net
    of allowance ..........................   867,978                                     711,294
Nonearning assets .........................    66,134                                      49,784
                                            ---------                                   ---------
      Total assets ........................ $ 934,112                                   $ 761,078
                                            =========                                   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing demand deposits ...... $ 119,847            613         2.03%      $ 108,772          642       2.34%
    Savings and money market accounts .....   165,990          1,269         3.03%        131,990          889       2.67%
    Certificates of deposit ...............   428,911          5,746         5.32%        337,583        4,383       5.15%
    Federal funds purchased and
      securities sold under repurchase
      agreements ..........................       529              6         4.50%          1,792           25       5.53%
                                            ---------      ---------        -----       ---------    ---------       ----
      Total interest-bearing liabilities...   715,277          7,634         4.23%        580,137        5,939       4.06%
                                            ---------      ---------        -----       ---------    ---------       ----
Noninterest-bearing liabilities:
    Noninterest-bearing demand
      deposits ............................   146,234                                     115,981
    Other liabilities .....................     5,705                                       5,208
                                            ---------                                   ---------
      Total liabilities ...................   867,216                                     701,326
Shareholders' equity ......................    66,896                                      59,752
                                            ---------                                   ---------
      Total liabilities and
      shareholders' equity ................ $ 934,112                                   $ 761,078
                                            =========                                   =========


Net interest income .......................                $   9,159                                     $   7,642
                                                           =========                                     =========

Net interest spread .......................                                  3.40%                                   3.47%
                                                                            =====                                    ====

Net interest margin .......................                                  4.16%                                   4.24%
                                                                            =====                                    ====

                                                                     Nine months Ended September 30,
                                           -------------------------------------------------------------------------------
                                                            1997                                      1996
                                           --------------------------------------      -----------------------------------
                                             Average       Interest      Average        Average     Interest      Average
                                           outstanding      earned/       yield/      outstanding    earned/       yield/
                                             balance         paid          rate         balance       paid         rate
                                           -----------     ---------     -------      -----------   ---------     -------
                                                                              (Dollars in thousands)
ASSETS
Interest-earning assets:
    Loans ................................. $ 367,332      $  25,033       9.11%      $ 257,146    $  17,753       9.22%
    Securities ............................   470,166         22,833       6.49%        453,641       22,176       6.53%
    Federal funds sold and other
      temporary investments ...............    19,252            785       5.45%          5,350          215       5.37%
                                            ---------      ---------       ----       ---------    ---------       ----
      Total interest-earning assets .......   856,750         48,651       7.59%        716,137       40,144       7.49%
                                            ---------      ---------       ----       ---------    ---------       ----
Less allowance for loan losses ............    (5,006)                                   (3,663)
                                            ---------                                 ---------
Total interest-earning assets, net
    of allowance ..........................   851,744                                   712,474
Nonearning assets .........................    64,965                                    50,883
                                            ---------                                 ---------
      Total assets ........................ $ 916,709                                 $ 763,357
                                            =========                                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing demand deposits ...... $ 125,205          1,940       2.07%      $ 110,687        1,885       2.27%
    Savings and money market accounts .....   159,698          3,501       2.93%        130,675        2,614       2.67%
    Certificates of deposit ...............   421,016         16,703       5.30%        340,900       13,321       5.22%
    Federal funds purchased and
      securities sold under repurchase
      agreements ..........................       764             31       5.42%          1,191           50       5.61%
                                             --------      ---------       ----       ---------    ---------       ----
      Total interest-bearing liabilities...   706,683         22,175       4.20%        583,453       17,870       4.09%
                                             --------      ---------       ----       ---------    ---------       ----
Noninterest-bearing liabilities:
    Noninterest-bearing demand
      deposits ............................   139,741                                   114,487
    Other liabilities .....................     5,805                                     5,995
                                             --------                                 ---------
      Total liabilities ...................   852,229                                   703,935
Shareholders' equity ......................    64,480                                    59,422
                                             --------                                 ---------
      Total liabilities and
      shareholders' equity ................   916,709                                 $ 763,357
                                             ========                                 =========


Net interest income .......................                $  26,476                               $  22,274
                                                           =========                               =========

Net interest spread .......................                                3.40%                                   3.40%
                                                                           ====                                    ====

Net interest margin .......................                                4.13%                                   4.15%
                                                                           ====                                    ====

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume which can be segregated have been allocated.

                                                                Three Months Ended September 30,
                                                                --------------------------------
                                                                            1997 vs 1996
                                                                --------------------------------
                                                                Increase (Decrease)
                                                                      Due to
                                                                -------------------
                                                                Volume       Rate        Total
                                                                -------     -------     -------
                                                                     (Dollars in thousands)
Interest-earning assets:
    Loans ..................................................    $ 2,627     $   (25)    $ 2,602
    Securities .............................................        495         (84)        411
    Federal funds sold and other temporary
      investments ..........................................        188          11         199
                                                                -------     -------     -------
         Total increase (decrease) in interest income ......      3,310         (98)      3,212
                                                                -------     -------     -------
Interest-bearing liabilities:
    Interest-bearing demand deposits .......................         65         (94)        (29)
    Savings and money market accounts ......................        229         151         380
    Certificates of deposit ................................      1,186         177       1,363
    Federal funds purchased and securities sold
      under repurchase agreements ..........................        (18)         (1)        (19)
                                                                -------     -------     -------
         Total increase in interest expense ................      1,462         233       1,695
                                                                -------     -------     -------
    Increase (decrease) in net interest income .............    $ 1,848     $  (331)    $ 1,517
                                                                =======     =======     =======

Provision and Allowance for Loan Losses

     In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses based upon, among other things, such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Company's portfolio. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan.

     Management actively monitors the Company's asset quality and will charge-off loans against the allowance for loan losses when appropriate and to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 1997, the allowance for loan losses amounted to $5.0 million (or 1.25% of total loans). The allowance for loan losses as a percentage of nonperforming loans was 972.04% at September 30, 1997.

     Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectibility of loans in the Company's portfolio.

     The provision for loan losses for the quarter ended September 30, 1997 was $150,000, down from $325,000 for the quarter ended September 30, 1996. The decline related to continued strong credit quality. For the quarter ended September 30, 1997, net charge-offs were $255,000 or 0.26% of average loans.

     Set forth below is an analysis of the allowance for loan losses for the nine months ended September 30, 1997:

                                                              Nine months
                                                                 ended
                                                           ------------------
                                                           September 30, 1997
                                                           ------------------
                                                               (Dollars in
                                                                thousands)
                                                                ---------
Average loans outstanding ..................................    $ 367,332

Gross loans outstanding at end of period ...................      399,855
Allowance for loan losses at beginning of period ...........        4,436
Provision for loan losses ..................................          675
Adjustment due to bank acquisitions ........................          488
Charge-offs:
    Commercial and industrial ..............................         (167)
    Real estate ............................................          (87)
    Consumer ...............................................         (617)
Recoveries:
    Commercial and industrial ..............................           29
    Real estate ............................................           43
    Consumer ...............................................          206
                                                                ---------
Net loan (charge-offs) recoveries ..........................         (593)
                                                                ---------
Allowance for loan losses at end of period .................    $   5,006
                                                                =========

Ratio of allowance to end of period loans ..................         1.25%
Ratio of net charge-offs to average loans ..................         0.22%
Ratio of allowance to end of period nonperforming loans ....       972.04%


Noninterest Income

     The Company's primary source of noninterest income is service charges on deposit accounts and other banking service related fees. Noninterest income for the quarter ended September 30, 1997 was $2.3 million, an increase of $217,000 or 10.3% compared with noninterest income of $2.1 million for the same period in 1996. The following table presents, for the periods indicated, the major categories of noninterest income:

                                           Three months ended   Nine months ended
                                           ------------------   -----------------
                                              September 30,       September 30,
                                             1997      1996      1997      1996
                                           -------    -------   ------    ------
                                                   (Dollars in thousands)
Service charges on deposit accounts ....    $1,819    $1,618    $5,197    $4,702
Retail services income .................       319       318       917       914
Mortgage banking .......................        69        49       150       133
Investment services ....................        63        36       159       119
Securities lending .....................        18        35        61        91
Other noninterest income ...............        45        60       135       259
                                            ------    ------    ------    ------
    Total noninterest income ...........    $2,333    $2,116    $6,619    $6,218
                                            ======    ======    ======    ======

     The increase in noninterest income was primarily attributable to an increase in service charges on deposit accounts. Increased service charges on deposit accounts resulted primarily from an increase in the number of transaction accounts, which was due mainly to the Acquisitions.

Noninterest Expenses

     Noninterest expenses totaled $6.9 million for the quarter ended September 30, 1997, unchanged from the quarter ended September 30, 1996. The following table presents, for the periods indicated, the major categories of noninterest expense:

                                            Three months ended    Nine months ended
                                            ------------------    ------------------
                                               September 30,        September 30,
                                              1997       1996      1997       1996
                                            -------    -------    -------    -------
                                                     (Dollars in thousands)
Employee compensation and benefits .....    $ 4,161    $ 3,243    $12,144    $ 9,655
Non-staff expenses:
    Net bank premises expense ..........        359        336        977        920
    Equipment rentals, depreciation
      and maintenance ..................        289        289        905        683
    Data processing ....................        460        354      1,493      1,041
    Professional fees ..................        219        168        609        506
    Regulatory assessments .............         73      1,788         38      2,122
    Ad valorem and franchise taxes .....        131        105        338        315
    Other ..............................      1,256        645      3,135      1,919
                                            -------    -------    -------    -------
         Total non-staff expenses ......      2,787      3,685      7,495      7,506
                                            -------    -------    -------    -------
         Total noninterest expense .....    $ 6,948    $ 6,928    $19,639    $17,161
                                            =======    =======    =======    =======

     The quarter ended September 30, 1996 was marked by nonrecurring expenses of $1.4 million, primarily the FDIC assessment related to the Company's deposits insured by the Savings Association Insurance Fund. Excluding these nonrecurring expenses, noninterest expenses would have increased $1.4 million or 26.3%, due mainly to increased employee compensation and benefits expense.

     Employee compensation and benefits expense for the quarter ended September 30, 1997 was $4.2 million, an increase of $918,000 over the same period in 1996. The increase was due primarily to the Acquisitions and hiring additional lending staff. The number of full-time equivalent employees increased to 425.5 at September 30, 1997 from 376.0 at September 30, 1996.

     Data processing expense increased $106,000 or 29.9% to $460,000, due mainly to continued technology upgrades. Professional fees increased $51,000 or 30.4% to $219,000. The increase related primarily to loan documentation services and settlement of legal matters. In addition, goodwill amortization of $129,000, sales tax of $75,000, an increase in expenses related to repossessed properties of $62,000, and an increase in marketing expenses of $60,000 contributed to the overall increase in noninterest expenses.

Income Taxes

     Income tax expense increased approximately $750,000 to $1.6 million for the quarter ended September 30 from $853,000 for the same period in 1996. The increase was primarily attributable to higher pretax net earnings.

FINANCIAL CONDITION

Loan Portfolio

     Total loans were $399.9 million at September 30, 1997, an increase of $88.6 million or 28.4% from $311.3 million at December 31, 1996. The increase in loans consisted of $48.4 million in internal growth and $40.2 million from the

Acquisitions. Strong internal loan growth was attributable primarily to directing greater resources to lending, in accordance with the Company's strategy to increase loans as a percentage of total earning assets. Loans comprised 43.8% of total earning assets at September 30, 1997 compared with 41.4% at December 31, 1996. Loan growth was greatest in Commercial Banking, Mortgage Banking and Retail Lending, which, along with Community Banking, make up the Company's major lines of business.

     The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 1997 and December 31, 1996:

                                                 September 30, 1997                                    December 31, 1996
                                            -----------------------------                       --------------------------------
                                             Amount               Percent                        Amount                  Percent
                                            --------              -------                       --------                 -------
                                                                        (Dollars in thousands)
Commercial and industrial                    $39,085                9.77%                       $ 27,611                  8.87%
Real estate:
      Construction and land
           development                        24,755                6.19                          17,470                  5.61
      1-4 family residential                  73,034               18.27                          51,544                 16.56
      Commercial mortgages                   100,000               25.01                          77,220                 24.81
      Farmland                                   708                0.18                           1,032                  0.33
      Multi-family residential                 5,565                1.39                           4,056                  1.30
Consumer:
      Indirect                               101,334               25.34                          82,814                 26.60
      Direct                                  55,374               13.85                          49,546                 15.92
                                            --------              ------                        --------                ------

           Total loans                      $399,855              100.00%                       $311,293                100.00%
                                            ========              ======                        ========                ======

NONPERFORMING ASSETS

     Nonperforming assets were $1.2 million at September 30, 1997, compared with $288,000 at December 31, 1996. The increase was due primarily to loans acquired with the Acquisitions. The ratio of nonperforming assets to total loans and other real estate was 0.31% and 0.09% at September 30, 1997 and December 31, 1996, respectively. Continued low levels of nonperforming assets reflect the Company's conservative lending philosophy.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                 September 30,   December 31,
                                                     1997           1996
                                                 -------------   ------------
                                                    (Dollars in thousands)
Nonaccrual loans .............................      $  515           $  288
Restructured loans ...........................          --               --
                                                    ------           ------
Total nonperforming loans ....................         515              288
Other real estate ............................         712               --
                                                    ------           ------
Total nonperforming assets ...................      $1,227           $  288
                                                    ======           ======
Accruing loans 90 or more days past due.......      $  405           $  134


SECURITIES

     Securities totaled $456.2 million at September 30, 1997, an increase of $15.5 million from $440.6 million at December 31, 1996. The increase was primarily attributable to the investment of funds acquired in the Acquisitions. At September 30, 1997, securities represented 47.2% of total assets compared to 55.0% of total assets at December 31, 1996. The yield on average securities for the nine months ended September 30, 1997 was 6.49% compared with 6.53% for the same period in 1996. At September 30, 1997 securities included $246.3 million in U.S. Treasury securities, $182.6 million in mortgage-backed securities, and $27.3 million in collateral mortgage obligations. The average life of the securities portfolio at September 30, 1997 was approximately two years and five months.

PREMISES AND EQUIPMENT

     Premises and equipment totaled $15.0 million at September 30, 1997, an increase of $5.2 million from $9.8 million at December 31, 1996. The increase was due primarily to the purchase of a six-story office building in Northwest Houston which serves as the Company's headquarters. The building was acquired in conjunction with one of the Acquisitions.

DEPOSITS

     At September 30, 1997, demand and savings deposits accounted for approximately 50.3% of total deposits, while the remainder were certificates of deposit. Noninterest-bearing demand deposits totaled $148.2 million or 17.3% of total deposits at September 30, 1997 compared with $117.4 million or 16.9% of total deposits at December 31, 1996. The average cost of funds, including noninterest-bearing demand deposits, was 3.50% for the nine months ended September 30, 1997 compared with 3.42% for the same period in 1996.

BORROWINGS

     Securities sold under repurchase agreements totaled $31.1 million at September 30, 1997. These short-term borrowings represent customers' funds and are expected to decline during the fourth quarter of 1997. Separately, the Company has access to purchased funds from correspondent banks. While purchased funds have been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on external funding sources.

LIQUIDITY

     The Company's Asset/Liability Management Policy is intended to maintain adequate liquidity for the Company and thereby enhance its ability to raise funds to support asset growth, meet deposit withdrawals and lending needs, maintain reserve requirements and otherwise sustain operations. The Company accomplishes this primarily through management of the maturities of its interest-earning assets and interest-bearing liabilities. The Company believes that its present liquidity position is adequate to meet current and future needs.

     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 1997, the Company had cash and cash equivalents of $83.2 million, an increase of $42.7 million compared with $40.5 million at September 30, 1996, the increase in which was primarily attributable to higher federal funds sold.

     The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash (used in) provided by operating activities was $(13.0) million and $11.6 million for the nine months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997, cash flow used in operating activities resulted primarily from paying, in January 1997, for securities that were purchased in December 1996.

     Net cash provided by investing activities was $34.5 million and $1.3 million for the nine months ended September 30, 1997 and 1996, respectively. Cash flow from investing activities reached a higher level at September 30, 1997 than at September 30, 1996, due primarily to cash provided in the Acquisitions and to the timing of securities purchased.

     Net cash provided by (used in) financing activities was $27.8 million and $(7.3) million for the nine months ended September 30, 1997 and 1996, respectively. The disparity in net cash provided by (used in) financing activities for the nine months ended September 30, 1997 compared with the same period in 1996 related to the increase in customer repurchase agreements in 1997 compared with the decline in deposits that occurred during the first nine months of 1996.

CAPITAL RESOURCES

     Total shareholders' equity as of September 30, 1997 was $75.2 million, an increase of $13.3 million or approximately 21.4% compared with shareholders' equity of $62.0 million as of December 31, 1996. The increase was largely attributable to net earnings, less common and preferred dividends, for the nine months ended September 30, 1997 of $6.9 million and net proceeds of $7.6 million from issuances of Common Stock.

     Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation, with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The Company's risk-based capital ratios remain above the levels designated as "Well Capitalized" on September 30, 1997, with Tier 1 Capital, Total Risk-Based Capital and Leverage Capital Ratios of 15.23%, 16.34% and 7.21%, respectively. The Bank's risk-based capital ratios remain above the levels designated as "Well Capitalized" on September 30, 1997, with Tier-1 Capital, Total Risk-Based Capital and Leverage Capital Ratios of 13.39%, 14.49% and 6.56%, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                         PART II -- OTHER  INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

         (a) See Item 4 below.

         (b) Not applicable.

         (c) Not applicable.

         (d) On September 30, 1997, the Company completed its initial public offering (the "Offering") of 2,494,707 shares of the Company's Common Stock, 2,016,707 shares of which were offered by certain selling shareholders of the Company. The Company received $7.6 million of the proceeds of the Offering from its sale of Common Stock, after deducting the underwriting discount and other expenses associated with the Offering. Approximately $6.0 million of the proceeds will be used to redeem the Company's Series A Preferred Stock in the fourth quarter of 1997, while the remaining proceeds will be used for general corporate purposes. The Company did not receive any proceeds from the sale of Common Stock by the Selling Shareholders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On August 4, 1997 the Company held a special meeting of its shareholders to consider and act upon the following items: (i) a proposal to amend The Company's Restated Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 1,000,000 to 50,000,000 shares and to change the par value per share of the common stock from $10.00 to $0.25, (ii) a proposal to amend the Bylaws of the Company to provide for the classification of the Board of Directors into three classes of directors with staggered terms of office, (iii) a proposal to elect seven directors, with two directors to serve a three year term, three directors to serve a two year term and two directors to serve a one year term, (iv) a proposal to amend the Company's bylaws to permit the Bylaws to be amended only by the Board of Directors, (v) a proposal to amend the Company's Restated Articles of Incorporation to reduce from two-thirds to a majority the number of shares of common stock required to approve extraordinary transactions, (vi) a proposal to amend the Company's Restated Articles of Incorporation to limit, consistent with Texas law, the liability of the Company's directors for monetary damages in certain instances, (vii) a proposal to amend the Company's Restated Articles of Incorporation to increase from 10% to 50% the percentage of the outstanding shares of the Company entitled to vote that is required to call a special meeting of the Company's shareholders and (viii) a proposal to approve the Company's 1997 Stock Incentive Plan.

         With respect to the election of directors, the voting was as follows:

                                                                                                           Broker
         Nominee                                      For             Against           Withheld           Non-Vote
         -------                                      ---             -------           --------           --------
         Jerry S. Dominy                             52,774                0                6
         E. J. Guzzo                                 52,766                0               14
         David Pasternak                             52,774                0                6
         Fredric M. Saunders                         52,774                0                6
         Stuart D. Saunders                          52,774                0                6
         C.C. Smitherman                             52,774                0                6
         James B. Wesley                             52,774                0                6

         With respect to the proposals listed in (a) above, other than (iii), the proposal to elect directors, the vote was as follows:

                                                                                                         Broker
                                                      For             Against          Abstain          Non-Vote
                                                      ----            -------          -------          --------
         (i)                                         52,188              592                0

         (ii)                                        52,774                6                0

         (iv)                                        50,128            2,642               10

         (v)                                         49,966              592            2,222

         (vi)                                        51,838              592              350

         (vii)                                       50,340              602            1,838

         (viii)                                      52,052              592              136

         The above voting does not take into effect a 30 for 1 stock split approved subsequent to this shareholder meeting.

ITEM 5.  OTHER INFORMATION.

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibit is filed with this report:

             Exhibit 27.   Financial Data Schedule

         (b) No reports on Form 8-K were filed by the Company during the three months ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PRIME BANCSHARES, INC.
                                   Registrant

Date:  November 12, 1997           By:    /s/ FREDRIC M. SAUNDERS
                                      ----------------------------------
                                        Fredric M. Saunders
                                        Chairman of the Board and Chief
                                        Executive Officer
                                        (Principal Executive Officer)

Date:  November 12, 1997           By:    /s/ L. ANDERSON CREEL
                                      ----------------------------------
                                        L. Anderson Creel
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (Principal Financial Officer)

                                EXHIBIT INDEX



        EXHIBIT
        NUMBER               DESCRIPTION
        -------              -----------
          27            Financial Data Schedule
