Form 10-K
period 1997-12-31
PRIME BANCSHARES INC /TX/
filed 1998-03-09
CIK 1043446

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                                 ---------------
(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-23113

                             PRIME BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                                 ---------------

                  TEXAS                                      76-0088973
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification Number)

         12200 NORTHWEST FREEWAY                                77092
             HOUSTON, TEXAS                                  (Zip Code)
(Address of principal executive offices)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (713) 209-6000

                                 ---------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                             Common Stock, par value
                                 $0.25 per share

                                 ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 5, 1998, the number of outstanding shares of Common Stock was 9,353,020. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date, was approximately $109.7 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders (Part III, Items 10-13).

--------------------------------------------------------------------------------

                             PRIME BANCSHARES, INC.
                          1997 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I   .........................................................................................................1
         Item 1.  Business........................................................................................1
                  General  .......................................................................................1
                  Business .......................................................................................2
                  Competition.....................................................................................3
                  Employees.......................................................................................3
                  Supervision and Regulation......................................................................4
         Item 2.  Properties.....................................................................................10
         Item 3.  Legal Proceedings..............................................................................12
         Item 4.  Submission of Matters to a Vote of Security Holders............................................12

PART II  ........................................................................................................12
         Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters..........................12
                  Description of Capital Stock...................................................................13
                  Recent Sales of Unregistered Securities........................................................14
                  Use of Proceeds................................................................................14
         Item 6.  Selected Financial Data........................................................................15
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........16
                  Overview ......................................................................................17
                  Results of Operations..........................................................................17
                  Financial Condition............................................................................22
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....................................37
         Item 8.  Financial Statements and Supplementary Data....................................................37
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........38

PART III ........................................................................................................38
         Item 10.  Directors and Executive Officers of the Registrant............................................38
         Item 11.  Executive Compensation........................................................................38
         Item 12.  Security Ownership of Certain Beneficial Owners and Management................................38
         Item 13.  Certain Relationships and Related Transactions................................................38

PART IV  ........................................................................................................38
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................38

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Prime Bancshares, Inc. (the "Company") was incorporated as a business corporation under the laws of the State of Texas in 1984 to serve as a bank holding company for Prime Bank (the "Bank"), which was chartered in 1958.
The Company's headquarters are located at 12200 Northwest Freeway, Houston, Texas 77092, and its telephone number is (713) 209-6000.

         From its inception until 1988, the Bank primarily served individuals and small businesses in and around its original principal location in the town of Channelview, located in the northeastern part of the Houston metropolitan area. In the mid to late 1980s, the record number of bank and savings and loan failures caused by a severe downturn in the Texas economy presented the Company with an opportunity to expand its branch network in the greater Houston area and expand geographically to other parts of the state, as well as enhance its core deposit base. From 1988 to 1991, the Company acquired the deposits and certain assets of seven failed financial institutions, five of which were located in the Houston area, with the others located in Brenham and San Antonio. In 1994, the Company acquired the deposits and certain assets of nine branch locations from First Heights Bank fsb, five of which were subsequently sold, with the Company retaining branches in Orange, Beaumont, Nederland and Houston. In early 1997, the Company purchased from a commercial bank the deposits and certain assets related to three additional branches in Beaumont, Port Arthur and Port Neches, and acquired by merger First Northwestern Bank, N.A. in Houston. Since the beginning of 1996, the Company has also established a new full-service branch in the Houston Galleria area and two loan production offices in San Antonio. As a result of this expansion activity, the Company has grown from an organization with two banking locations and assets of $81.2 million at December 31, 1987 to its current 18 full-service bank locations and assets of $958.4 million at December 31, 1997.

         The Company has developed a super community banking network, with most of its offices located either in separate communities or portions of urban areas that function as distinct communities. Lending and investment activities are funded from a strong core deposit base consisting of approximately 97,000 deposit accounts from approximately 54,000 households. Each of the Company's offices has a manager with the authority and flexibility to make pricing decisions within overall ranges developed by the Company as a form of quality control. The Company believes that its responsiveness to local customers and ability to adjust deposit rates and price loans at each location gives it a distinct competitive advantage. Adequate staffing is provided at each location to ensure that customers needs are well addressed, and employees are committed to quality service and developing long-term customer relationships. The Company provides economic incentives to its officers to develop additional business for the Company and to cross sell additional products and services to existing customers.

         The Company continues to look for additional expansion opportunities, either through acquisitions of existing financial institutions or by establishing de novo branches or loan production offices. The Company intends to consider various strategic acquisitions of banks, banking assets or financial service entities related to banking in those areas that management believes would complement and help grow the Company's existing business. The Company is particularly optimistic about the growth potential in the Houston and San Antonio markets and in 1997 acquired First Northwestern Bank, N.A. in
Houston and opened two loan production offices in San Antonio.

         On December 30, 1997, the Company, the Bank, IBID, Inc., a wholly-owned subsidiary of the Company and Sunbelt National Bank ("Sunbelt") entered into an Agreement and Plan of Reorganization (the "Consolidation Agreement"), pursuant to which Sunbelt will consolidate with a wholly-owned subsidiary of the Company and, immediately thereafter, will consolidate with and into the Bank (collectively, the "Consolidations"). At December 31, 1997, and for the year then ended, Sunbelt had assets of $93.8 million, loans of $52.8 million, deposits of $84.4 million, shareholders' equity of $7.0 million and net income of $483,000. The Consolidation Agreement, which is subject to approval by Sunbelt's shareholders and various banking regulatory authorities, provides that each issued and outstanding share of the common stock of Sunbelt ("Sunbelt Stock") will be converted into the right to receive 2.0023 shares of the common stock of the Company subject to adjustment pursuant to the Consolidation Agreement.

         Approximately 82.86% of the outstanding Sunbelt Stock is subject to the Sunbelt National Bank Voting and Stock Restriction Agreement dated as of May 26, 1984 ("Sunbelt Voting Agreement"). Pursuant to the Sunbelt Voting Agreement, the voting representatives under the Sunbelt Voting Agreement ("Voting Representatives") will vote all of the Sunbelt Stock subject to the Sunbelt Voting Agreement. The Voting Representatives executed a Voting Agreement and Irrevocable Proxy with the Company whereby they agree to vote the Sunbelt Stock they represent in favor of the Consolidation Agreement. Therefore, it is anticipated that the Consolidation Agreement will be approved by the shareholders of Sunbelt. IBID, Inc., as the sole shareholder of the Bank, is also expected to approve the Consolidation Agreement. The Company expects consummation of the Consolidations to occur during the second quarter of 1998.

BUSINESS

         In connection with the geographic expansion, market diversification and deposit acquisitions discussed above, over the past several years the Company began to seek new lines of business to diversify its asset mix and to further enhance its profitability. While each new line of business reflects the Company's efforts to enrich its asset mix, each of these lines of business is an outgrowth of the community banking and small to medium-sized business lending that the Company has performed so profitably over the years. Reflective of the Company's conservative philosophy, each of these businesses has been developed deliberately by the Company and is subject to various quality controls. The Company's principal lines of business are the following:

                - Community Banking. The Company has historically extended credit through its branch network to owner-operated small to medium sized businesses and to consumers. The Company offers businesses a wide variety of lending products including term loans, lines of credit and fixed asset loans, including real estate and equipment financing. These loans, most of which are collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets and obtains the personal guaranty of the owner or owners of the business. Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans and personal loans (both collateralized and uncollateralized).

                - Mortgage Banking. The Company uses its existing branch network to offer a complete line of single family residential mortgage products. The Company generally retains mortgage loans with shorter terms or variable rates and sells into the secondary market longer term fixed rate loans. As a result, the Company retains approximately half of the mortgage loans that it originates. The Company originates mortgage loans only in its market areas, and services only the loans that it retains. The Company does not buy mortgage loans from other sources. The volume of mortgage loans originated by the Company has increased from $11.9 million in 1994 to a volume of $39.3 million in 1997.

                 - Indirect Lending. In 1993, the Company initiated a program of purchasing indirect loans, which are installment loans with typical maturities of three to five years originated primarily by automobile dealers for the purpose of financing consumer purchases and sold by the dealers to commercial banks and other sources of financing. The Company purchases almost exclusively "A"-rated loans primarily from a select list of local auto dealers and others after performing its own analysis of the loan package. The indirect loan program is staffed by 12 people and managed by an officer with over 20 years of experience in this area and a thorough knowledge of the reliability of various dealers. The Company also purchases some indirect boat and recreational vehicle loans. The program's delinquency ratios of 0.94% for the year ended December 31, 1997 and 0.95% for the year ended December 31, 1996 compare favorably to the industry average. Similarly, the Company's net charge-off ratio of 0.44% at December 31, 1997 is well below the industry average for this type of lending. The Company's total amount of indirect loans at December 31, 1997 was $101.5 million. The Company plans to maintain its current quality controls and grow the indirect loan program at a controlled pace. As a matter of operating philosophy, the Company is willing to forego the potentially higher yield represented by lower grade loans in exchange for the better credit quality of the "A"-rated loans.

                - Commercial Banking. In 1994, the Company established a separate commercial lending unit as an outgrowth of the Company's historical business of making loans to small and medium-sized businesses from its various locations. The commercial lending unit is staffed with experienced commercial lenders who generate commercial loans through solicitations of potential customers primarily in the greater Houston and San Antonio markets. The commercial loan customers generally have between $5.0 million and $50.0 million in annual sales, and the average commercial loan is approximately $300,000. Most of these loans are secured by real estate and are backed by the personal guaranty of the owners of the business. The Company makes commercial loans to a wide variety of industries. The Company intends to expand this business by adding additional experienced commercial lenders, preferably bankers with an existing commercial loan portfolio.

         The Company's overall business strategy is to (i) continue to service its small to medium-sized owner-operated businesses and consumer customers by providing individualized, responsive, quality service through its supercommunity banking network, (ii) continue to increase its loan to deposit ratio and thereby enrich its earning asset mix, and (iii) augment its existing market share by looking for additional expansion opportunities in growth areas, particularly in the Houston and San Antonio markets.

COMPETITION

         The banking business is highly competitive, and the profitability of the Company depends principally upon the Company's ability to compete in the market areas in which its banking operations are located. The Company competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than the Company. Many of such competitors may have greater financial and other resources than the Company. The Company has been able to compete effectively with other financial institutions by emphasizing customer service, technology and local office decision-making; by establishing long-term customer relationships and building customer loyalty; and by providing products and services designed to address the specific needs of its customers. Competition from both financial and non-financial institutions is expected to continue.

EMPLOYEES

         As of December 31, 1997, the Company had 408 full-time employees, two of whom were executive officers. The Company provides medical and hospitalization insurance to its full-time employees. The Company considers its relations with employees to be excellent.

SUPERVISION AND REGULATION

         The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation ("FDIC") and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.

         The following description summarizes some of the laws to which the Company and the Bank are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

         THE COMPANY. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and it is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System ("Federal Reserve"). The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

         Regulatory Restrictions on Dividends; Source of Strength. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

         Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

         In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

         Activities "Closely Related" to Banking. The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts and investment companies, and providing securities brokerage services. Other activities approved by the Federal Reserve include consumer financial counseling, tax planning and tax preparation, futures and options advisory services, check guaranty services, collection agency and credit bureau services, and personal property appraisals. In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve considers a number of factors, and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiency) against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). The Federal Reserve is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern.

         Securities Activities. The Federal Reserve has approved applications by bank holding companies to engage, through nonbank subsidiaries, in certain securities-related activities (underwriting of municipal revenue bonds, commercial paper, consumer receivable-related securities and one-to-four family mortgage-backed securities), provided that the affiliates would not be "principally engaged" in such activities for purposes of Section 20 of the Glass-Steagall Act. In limited situations, holding companies may be able to use such subsidiaries to underwrite and deal in corporate debt and equity securities.

         Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve's Regulation Y, for example, generally requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

         The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.

         Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

         Capital Adequacy Requirements. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 1997, the Company's ratio of Tier 1 capital to total risk-weighted assets was 13.96% and its ratio of total capital to total risk-weighted assets was 15.01%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

         In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 1997, the Company's leverage ratio was 6.82%.

         The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

         The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The bank regulators have greater power in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

         Acquisitions by Bank Holding Companies. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

         Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

         In addition, any company is required to obtain the approval of the Federal Reserve under the BHC Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding Common Stock of the Company, or otherwise obtaining control or a "controlling influence" over the Company.

         THE BANK. The Bank is a Texas-chartered banking association, the deposits of which are insured by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") of the FDIC. The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to supervision and regulation by the FDIC and the Texas Department of Banking ("TDB"). Such supervision and regulation subjects the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the TDB. Because the Federal Reserve regulates the bank holding company parent of the Bank, the Federal Reserve also has supervisory authority which directly affects the Bank.

         Equivalence to National Bank Powers. The Texas Constitution, as amended in 1986, provides that a Texas- chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") has operated to limit this authority. FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

         Branching. Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the TDB. The branch must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

         Restrictions on Transactions With Affiliates and Insiders. Transactions between the Bank and its nonbanking subsidiaries, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries.

         Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

         The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

         Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company's operating funds and it is anticipated that dividends paid by the Bank to the Company will continue to be the Company's principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be "undercapitalized." The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.

         Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

         Examinations. The FDIC periodically examines and evaluates insured banks. Based upon such an evaluation, the FDIC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC-determined value and the book value of such assets. The TDB also conducts examinations of state banks but may accept the results of a federal examination in lieu of conducting an independent examination.

         Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

         Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

         The FDIC's risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 1997, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 13.60% and its ratio of total capital to total risk-weighted assets was 14.65%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION".

         The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 5.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The TDB has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6.0%. As of December 31, 1997, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 6.64%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION".

         Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." A "well capitalized" bank has a total risk based capital ratio of 10.0% or higher; a Tier 1 risk based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk based capital ratio of 8.0% or higher; a Tier 1 risk based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a CAMEL 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is "under capitalized" if it fails to meet any one of the ratios required to be adequately capitalized.

         In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

         As an institution's capital decreases, the FDIC's enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

         Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

         Deposit Insurance Assessments. The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk based assessment system as required by FDICIA. Under this system, FDIC- insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.

         After the one-time SAIF assessment in 1996, the assessment rate disparity between BIF and SAIF members was eliminated. The current range of BIF and SAIF assessments is between 0% and 0.27% of deposits.

         The FDIC established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this new system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. Changes in the rate schedule outside the five cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment.

         On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalize the SAIF and assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF rate must equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. Thereafter BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, the current BIF rate is 0.0126% of deposits and the SAIF rate is 0.0630% of deposits.

         Enforcement Powers. The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or its banking subsidiaries, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan. The TDB also has broad enforcement powers over the Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

         Brokered Deposit Restrictions. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.

         Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

         Community Reinvestment Act. The Community Reinvestment Act of 1977 ("CRA") and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

         Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

         INSTABILITY OF REGULATORY STRUCTURE. Various legislation, including proposals to overhaul the bank regulatory system, expand the powers of banking institutions and bank holding companies and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. The Company cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.

         EXPANDING ENFORCEMENT AUTHORITY. One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve and FDIC are possessed of extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

         EFFECT ON ECONOMIC ENVIRONMENT. The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

         Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and the Bank cannot be predicted.


ITEM 2.  PROPERTIES

         The Company conducts business at 18 full-service banking locations, ten of which are located in the greater Houston metropolitan area. The Company also has six offices located in Southeast Texas, one office (and two loan production offices) in San Antonio, and one office located in Brenham. The following table sets forth specific information on each such location. The Company's headquarters are located at 12200 Northwest Freeway in a six story office building owned by the Bank.

Branch                                        Location                                   Own or Lease
------                                        --------                                   ------------
Houston Area

       Channelview                            811 Sheldon Road                           Own
                                              Channelview, Texas 77530

       Houston Commercial                     3434 Tidwell                               Own
                                              Houston, Texas 77293

       Houston Cypresswood                    1600 Stuebner Airline                      Lease
                                              Houston, Texas 77391

       Houston Galleria Area                  1800 St. James Place, Suite 100            Lease
                                              Houston, Texas 77056

       Houston I-10 East                      10310 East Freeway                         Own
                                              Houston, Texas 77029

       Houston Northshore                     13106 Woodforest                           Own
                                              Houston, Texas 77015

       Houston Northwest                      12200 Northwest Freeway                    Own
                                              Houston, Texas 77092

       Houston Port City                      3601 Eastex Freeway                        Own
                                              Houston, Texas 77026

       Huffman                                25100 FM 2100                              Own
                                              Huffman, Texas 77336

       New Caney-Community                    323 Community Drive                        Own
                                              New Caney, Texas 77357
Southeast Texas
       Beaumont West                          8255 Gladys at Major                       Lease
                                              Beaumont, Texas 77706

       I-10 Beaumont                          595 IH-10 N.                               Own
                                              Beaumont, Texas 77706

       Nederland                              1423 Boston Avenue                         Own
                                              Nederland, Texas 77627

       Orange                                 400 N. 16th Street                         Own
                                              Orange, Texas 77630

       Port Arthur                            4100 Gulfway Drive                         Own
                                              Port Arthur, Texas 77642

       Port Neches                            2905 Nall                                  Own
                                              Port Neches, Texas 77651

San Antonio
       San Antonio-Union                      3570 S.W. Military Drive          Own
                                              San Antonio, Texas 78211

       San Antonio -- Citadel Plaza (1)       1747 Citadel Plaza, Suite 121     Lease
                                              San Antonio, Texas 78209

       San Antonio -- Loop 410 (1)            909 N.E. Loop 410, Suite 602      Lease
                                              San Antonio, Texas 78209

Brenham/Washington County                     200 West Vulcan                   Own
                                              Brenham, Texas 77833

(1)  Indicates loan production office.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         In September 1997, the Company filed a registration statement ("Registration Statement") with the Securities and Exchange Commission ("SEC") pursuant to which 2,494,707 shares of the Company's common stock ("Common Stock") were sold to the public. Prior to this offering, the Company's Common Stock was privately held and not listed on any public exchange or actively traded. The Common Stock began trading on September 26, 1997 and is listed on the NASDAQ National Market System ("NASDAQ NMS") under the symbol "PBTX". The Company had a total of 9,317,020 shares outstanding at December 31, 1997. As of March 5, 1998, there were 187 shareholders of record of Common Stock. The number of beneficial shareholders is unknown to the Company at this time.

         Prior to trading on the NASDAQ NMS, there was no established trading market for the Common Stock, however, since the Common Stock began trading on the NASDAQ NMS, the high and low Common Stock prices by quarter were as follows:


1997                                                   HIGH                      LOW
----                                                   ----                      ---
Third quarter (since September 26, 1997)              $19.50                   $19.00
Fourth quarter                                         20.88                    18.25



         Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefor. While the Company has declared dividends on its Common Stock since 1990, and paid quarterly dividends aggregating $0.14 per share per annum in 1997, there is no assurance that the Company will continue to pay dividends in the future.

         The principal source of cash revenues to the Company is dividends paid by the Bank with respect to the Bank's capital stock. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "SUPERVISION AND REGULATION -- THE BANK".

         The cash dividends paid per share by quarter were as follows:


                                                       1997                         1996
                                                       ----                         ----
Fourth quarter                                       $0.0400                      $0.0333
Third quarter                                         0.0333                       0.0333
Second quarter                                        0.0333                       0.0333
First quarter                                         0.0333                       0.0333

DESCRIPTION OF CAPITAL STOCK

         The authorized capital stock of the Company consists of (i) 15,000,000 shares of preferred stock ("Preferred Stock"), issuable in series, 1,250,000 shares of which are designated Series B Preferred Stock, 1,000,000 shares of which were outstanding as of December 31, 1997 and redeemed in January 1998 and
(ii) 50,000,000 shares of Common Stock, $0.25 per share par value, of which 12,010,980 shares were issued and 9,317,020 shares were outstanding as of December 31, 1997. The terms of any new series of Preferred Stock may be fixed by the Board of Directors of the Company within certain limits set by the Company's Articles of Incorporation. As of December 31, 1997, an additional 600,000 shares of Common Stock were issuable upon exercise of the Company's outstanding employee and director incentive stock options.

         The following discussion of the terms and provisions of the Company's capital stock is qualified in its entirety by reference to the Company's Articles of Incorporation and Bylaws, copies of which have been filed as exhibits to this Annual Report on Form 10-K.

         Common Stock. The holders of the Common Stock are entitled to one vote for each share of Common Stock owned. Except as expressly provided by law and except for any voting rights which may be conferred by the Board of Directors on any shares of Preferred Stock issued, all voting power is in the Common Stock. Holders of Common Stock may not cumulate their votes for the election of directors. Holders of Common Stock do not have preemptive rights to acquire any additional, unissued or treasury shares of the Company, or securities of the Company convertible into or carrying a right to subscribe for or acquire shares of the Company.

         Holders of Common Stock will be entitled to receive dividends out of funds legally available therefor, if and when properly declared by the Board of Directors. However, the Board of Directors may not declare or pay cash dividends on Common Stock, and no Common Stock may be purchased by the Company, unless full dividends have been declared and paid on outstanding Preferred Stock for the current dividend period and, with respect to any outstanding cumulative preferred stock, all past dividend periods.

         On the liquidation of the Company, the holders of Common Stock are entitled to share pro rata in any distribution of the assets of the Company, after the holders of shares of Preferred Stock have received the liquidation preference of their shares plus any cumulated but unpaid dividends (whether or not earned or declared), if any, and after all other indebtedness of the Company has been retired.

RECENT SALES OF UNREGISTERED SECURITIES

         On January 28, 1997, the Registrant sold 3,000 shares of Common Stock to an officer of the Bank at a price of $2.33 per share pursuant to the officer's exercise of options granted under the Registrant's 1993 Stock Option Plan.

         On March 26, 1997, the Registrant sold 42,000 shares of Common Stock to an executive officer of the Registrant at a price of $.833 per share pursuant to the officer's exercise of options granted under the Registrant's 1984 Stock Option Plan.

         On March 26, 1997, the Registrant sold 48,000 shares of Common Stock to an executive officer of the Registrant at a price of $2.33 per share pursuant to the officer's exercise of options granted under the Registrant's 1993 Stock Option Plan.

         The consideration for each sale was cash and each sale was made pursuant to the registration exemption provided by Section 3(a)(11) of the Securities Act of 1993. The number of shares of Common Stock and the per share price for the Common Stock have been adjusted to give effect to a 30 for 1 common stock split effected in the form of a stock dividend issued to shareholders of record as of July 17, 1997.

USE OF PROCEEDS

         The effective date of the Registration Statement for which use of proceeds information is being disclosed herein was September 25, 1997 and the SEC file number assigned to the Registration Statement was 333-33001. The offering (the "Offering") to which the Registration Statement related commenced on September 17, 1997 and has been terminated following the sale of all securities registered. The managing underwriters for the Offering were Keefe, Bruyette & Woods, Inc. and Legg Mason Wood Walker Incorporated. The class of securities registered by the Registration Statement was the Company's Common Stock, par value $0.25 per share.

         For the account of the Company, the number of shares of Common Stock registered and sold was 478,000, and the aggregate offering price of such shares was $8,365,000. For the account of certain selling shareholders of the Company, the number of shares of Common Stock registered and sold was 2,016,707, and the aggregate offering price of such shares was $35,292,373.

         In connection with the Offering, the Company incurred expenses of $586,000 for underwriters' discounts and other expenses of $332,000, resulting in total expenses of $918,000. No Offering expenses were paid to an affiliate of the Company.

         The net proceeds of the Offering to the Company were $7.4 million, of which the Company used $6.0 million for redemption of the Company's Series A Preferred Stock, which was completed in November 1997, $1.0 million for redemption of the Company's Series B Preferred Stock, which was completed in January 1998, and $428,000 for working capital.

ITEM 6.  SELECTED FINANCIAL DATA

               SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

         The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Annual Report, and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected historical consolidated financial data as of and for the five years ended December 31, 1997 are derived from the Company's Consolidated Financial Statements which have been audited by independent public accountants.

                                                                   AS OF AND FOR THE
                                                                YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------
                                            1997           1996           1995           1994           1993
                                          ---------      ---------      ---------      ---------      ---------
                                                      (Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest income ......................... $  66,038      $  53,815      $  55,310      $  38,154      $  30,227
Interest expense ........................    30,017         23,741         27,141         14,542         10,884
                                          ---------      ---------      ---------      ---------      ---------
  Net interest income ...................    36,021         30,074         28,169         23,612         19,343
Provision for loan losses ...............       825          1,246          1,510            580           (200)
                                          ---------      ---------      ---------      ---------      ---------
  Net interest income after provision
    for loan losses .....................    35,196         28,828         26,659         23,032         19,543
Noninterest income ......................     8,956          8,292         10,338          7,208          7,055
Noninterest expenses ....................    26,554         23,056         23,110         18,344         17,006
                                          ---------      ---------      ---------      ---------      ---------
  Earnings before taxes .................    17,598         14,064         13,887         11,896          9,592
Provision for income tax expense ........     6,235          4,842          4,835          4,048          3,251
Cumulative effect of change in
  accounting principle ..................        --             --             --             --            289
                                          ---------      ---------      ---------      ---------      ---------
Net earnings ............................    11,363          9,222          9,052          7,848          6,630
Preferred stock dividend ................       650            700            681            258            320
                                          ---------      ---------      ---------      ---------      ---------
Net earnings available to common
  shareholders .......................... $  10,713      $   8,522      $   8,371      $   7,590      $   6,310
                                          =========      =========      =========      =========      =========
PER SHARE DATA(1):
Basic earnings(2) ....................... $    1.19      $    0.97      $    0.94      $    0.83      $    0.70
Diluted earnings(2) .....................      1.14           0.92           0.89           0.79           0.68
Tangible book value .....................      7.02           6.23           5.81           4.41           3.61
Cash dividends ..........................      0.14           0.13           0.13           0.03           0.03
Dividend payout ratio ...................     12.28%         14.15%         14.69%          4.14%          4.80%
Weighted average common and dilutive
potential common shares outstanding
(in  thousands) .........................     9,422          9,225          9,403          9,605          9,329
BALANCE SHEET DATA:
Total assets ............................ $ 958,360      $ 801,455      $ 758,337      $ 863,461      $ 498,002
Securities ..............................   461,435        440,625        473,911        605,079        350,131
Loans ...................................   422,818        311,293        230,172        197,863        105,649
Allowance for loan losses ...............     4,938          4,436          3,660          2,641          1,788
Total deposits ..........................   865,072        695,170        694,165        813,818        461,093
Total shareholders' equity ..............    71,473         61,969         58,330         46,839         34,891
AVERAGE BALANCE SHEET DATA:
Total assets ............................ $ 928,174      $ 762,455      $ 829,105      $ 595,829      $ 478,484
Securities ..............................   466,271        440,167        541,182        401,872        342,457
Loans ...................................   377,521        267,644        213,454        142,041         93,263

                                                                          AS OF AND FOR THE
                                                                      YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------
                                                1997            1996            1995            1994            1993
                                               -------         -------         -------         -------         -------
                                                             (Dollars in thousands, except per share data)
Allowance for loan losses .............          5,008           3,765           2,855           1,889           2,026
Total deposits ........................        851,603         695,653         772,752         550,568         443,045
Total shareholders' equity ............         66,460          59,823          51,106          40,942          31,884
PERFORMANCE RATIOS:
Return on average assets ..............           1.22%           1.21%           1.09%           1.32%           1.39%
Return on average common equity .......          17.73           16.13           18.98           19.49           21.28
Net interest margin ...................           4.14            4.20            3.62            4.25            4.36
Efficiency ratio(3) ...................          59.04           60.09           59.99           59.07           64.37
ASSET QUALITY RATIOS(4):
Nonperforming assets to total loans and
  other real estate ...................           0.32%           0.09%           0.71%           0.73%           1.06%
Net loan charge-offs (recoveries) to
  average loans .......................           0.21            0.18            0.23            0.14           (0.37)
Allowance for loan losses to total
  loans ...............................           1.17            1.43            1.59            1.33            1.69
Allowance for loan losses to
  nonperforming loans(5) ..............         570.87        1,540.28          459.22          184.56          350.59
CAPITAL RATIOS(4):
Leverage ratio ........................           6.82%           7.96%           6.99%           5.39%           6.98%
Average shareholders' equity to average
  total assets ........................           7.16            7.85            6.16            6.87            6.66
Tier 1 risk-based capital ratio .......          13.96           17.37           20.41           20.15           26.21
Total risk-based capital ratio ........          15.01           18.62           21.66           21.30           27.46

----------

(1)      Adjusted for a 30 for one stock split.

(2) Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common and dilutive potential common shares outstanding during the period.

(3) Calculated by dividing total noninterest expenses, excluding securities losses, by net interest income plus noninterest income.

(4) At period end, except net loan charge-offs (recoveries) to average loans and average shareholders' equity to average total assets.

(5)      Nonperforming loans consist of nonaccrual loans and restructured loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of earnings. This section should be read in conjunction with the Company's financial statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report.

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

OVERVIEW

         The Company engaged in several transactions in 1995, 1996 and 1997 which had a significant impact on the Company's performance in each of those years. In the last half of 1995, the Company sold five of the nine branch locations (including $77.4 million in deposits) it acquired in 1994 from a large federal savings bank and recorded a $2.4 million gain on the branch sales. In 1996, the Company paid a one-time FDIC assessment of $1.8 million with respect to the Company's deposits insured by the SAIF of the FDIC. The year ended December 31, 1997 was marked by strong balance sheet growth due to the Company's acquisition of approximately $99.2 million in deposits related to three branch locations acquired from a commercial bank and the acquisition of First Northwestern Bank, N.A. with approximately $60.2 million in deposits, the transactions together referred to herein as the "Acquisitions." The Company's earnings growth, however, was affected by the non-recurring expenses (data processing conversion, severance benefits and other items) related to those transactions.

         Net earnings available to common shareholders were $10.7 million, $8.5 million and $8.4 million for the years ended December 31, 1997, 1996 and 1995, respectively, and net earnings per common share on a diluted basis were $1.14, $0.92 and $0.89 for these same periods. The increase in earnings from 1996 to 1997 resulted primarily from higher net interest income generated by the Acquisitions and loan growth. Earnings growth from 1995 to 1996 resulted principally from strong internal loan growth and a higher net interest margin. The Company posted returns on average assets of 1.22%, 1.21% and 1.09% and returns on average common equity of 17.73%, 16.13% and 18.98% for the years ended 1997, 1996 and 1995, respectively. Without the one-time FDIC assessment in 1996, the Company's return on average assets and return on average common equity, respectively, would have been 1.36% and 18.36%.

         Total assets at December 31, 1997, 1996 and 1995 were $958.4 million, $801.5 million and $758.3 million, respectively. Total deposits at December 31, 1997, 1996 and 1995 were $865.1 million, $695.2 million and $694.2 million, respectively. The Company retained a major portion of the deposits acquired during 1994 while repricing maturing deposits into a lower rate structure. The result was an improved net interest margin and steady deposit levels from 1995 to 1996. Loans were $422.8 million at December 31, 1997, an increase of $111.5 million or 35.8% from $311.3 million at the end of 1996. Loans were $230.2 million at year end 1995. Common shareholders' equity was $70.5 million, $55.0 million and $51.3 million at December 31, 1997, 1996 and 1995, respectively. Changes in common shareholders' equity reflect fluctuations in the net unrealized appreciation on available-for-sale securities, net of tax in the amounts of a $1.2 million decrease in 1997, a $3.2 million decrease in 1996 and a $4.7 million increase in 1995.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

         1997 versus 1996. Net interest income increased from $30.1 million in 1996 to $36.0 million in 1997, a $5.9 million increase, primarily due to growth in interest income of $12.2 million. This increase was partially offset by an increase in interest expense of $6.3 million. This resulted in net interest margins of 4.14% and 4.20% and net interest spreads of 3.38% and 3.44% for 1997 and 1996, respectively.

         The increase in interest income was driven by growth in average interest-earning assets of $154.9 million or 21.6%. Growth in interest-earning assets included average loan growth of $109.9 million or 41.1% and growth in average securities of $26.1 million or 5.9%. Also, the yield on average interest-earning assets increased 7 basis points from 1996 to 1997.

         1996 versus 1995. Net interest income totaled $30.1 million in 1996 compared to $28.2 million in 1995, an increase of $1.9 million or 6.8%. The increase resulted mainly from lower interest expense on deposits and higher interest income on loans. Interest expense decreased $3.4 million and was only partially offset by a decline of $1.5 million in total interest income. This resulted in net interest margins of 4.20% and 3.62% and net interest spreads of 3.44% and 2.98% for 1996 and 1995, respectively.

         The decline in interest expense from 1995 to 1996 was due primarily to lower average interest-bearing deposits of $580.8 million in 1996 versus $659.0 million in 1995. The decline in average interest-bearing deposits, which included the sale of branches in the last half of 1995, was comprised of $61.2 million or 78.3% in certificates of deposit, and the remainder was primarily in savings accounts. Accordingly, the cost of average interest-bearing deposits declined to 4.08% in 1996 from 4.12% in 1995. Interest income on loans increased to $24.7 million in 1996 from $19.4 million in 1995. The increase was driven by growth in the average loan portfolio of $54.2 million or 25.4% and an increase in the yield on average loans to 9.22% in 1996 from 9.07% in 1995. Meanwhile, the average securities portfolio declined $101.0 million, and its yield rose 15 basis points.

         The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made and all average balances are yearly average balances. Nonaccruing loans have been included in the tables as loans carrying a zero yield.



                                                                              YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------------------
                                                                    1997                                       1996
                                                 -----------------------------------------   ------------------------------------
                                                   AVERAGE       INTEREST          AVERAGE     AVERAGE        INTEREST    AVERAGE
                                                 OUTSTANDING      EARNED/           YIELD/   OUTSTANDING       EARNED/     YIELD/
                                                   BALANCE         PAID             RATE       BALANCE          PAID       RATE
                                                 -----------     --------          -------   -----------     ---------    -------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans .....................................     $ 377,521      $  34,343          9.10%     $ 267,644      $  24,673     9.22%
  Securities ................................       466,271         30,233          6.48        440,167         28,722     6.53
  Federal funds sold and
    other temporary
    investments .............................        26,796          1,462          5.46          7,901            420     5.32
                                                  ---------      ---------          ----      ---------      ---------     ----
         Total interest-earning
           assets ...........................       870,588         66,038          7.59%       715,712         53,815     7.52%
                                                  ---------      ---------          ----      ---------      ---------     ----
Less allowance for loan
  losses ....................................        (5,008)                                     (3,765)
                                                  ---------                                   ---------
Total interest-earning
  assets, net of allowance ..................       865,580                                     711,947
Nonearning assets ...........................        62,594                                      50,508
                                                  ---------                                   ---------
         Total assets .......................     $ 928,174                                   $ 762,455
                                                  =========                                   =========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing
  liabilities:
  Interest-bearing demand
    deposits ................................     $ 123,896          2,517          2.03%     $ 110,992          2,509     2.26%
  Savings and money market
    accounts ................................       161,700          4,787          2.96        130,599          3,500     2.68
  Certificates of deposit ...................       423,365         22,480          5.31        339,209         17,670     5.21
  Federal funds purchased
    and securities sold
    under repurchase
    agreements ..............................         4,860            233          4.79          1,099             62     5.64
                                                  ---------      ---------          ----      ---------      ---------     ----
         Total interest-bearing
           liabilities ......................       713,821         30,017          4.21%       581,899         23,741     4.08%
                                                  ---------      ---------          ----      ---------      ---------     ----
Noninterest-bearing
  liabilities:
  Noninterest-bearing
    demand deposits .........................       142,642                                     114,853
  Other liabilities .........................         5,251                                       5,880
                                                  ---------                                   ---------
         Total liabilities ..................       861,714                                     702,632
                                                  ---------                                   ---------
Shareholders' equity ........................        66,460                                      59,823
                                                  ---------                                   ---------
         Total liabilities and
           shareholders' equity..............     $ 928,174                                   $ 762,455
                                                  =========                                   =========
  Net interest income .......................                    $  36,021                                   $  30,074
                                                                 =========                                   =========
  Net interest spread .......................                                       3.38%                                  3.44%
                                                                                    ====                                   ====
  Net interest margin .......................                                       4.14%                                  4.20%
                                                                                    ====                                   ====

                                                         YEARS ENDED DECEMBER 31,
                                                  --------------------------------------
                                                                  1995
                                                  --------------------------------------
                                                   AVERAGE        INTEREST        AVERAGE
                                                 OUTSTANDING      EARNED/          YIELD/
                                                   BALANCE         PAID             RATE
                                                  ---------      ---------          ----
                                                           (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans .....................................     $ 213,454      $  19,357          9.07%
  Securities ................................       541,182         34,514          6.38
  Federal funds sold and
    other temporary
    investments .............................        24,311          1,439          5.92
                                                  ---------      ---------          ----
         Total interest-earning
           assets ...........................       778,947         55,310          7.10%
                                                  ---------      ---------          ----
Less allowance for loan
  losses ....................................        (2,855)
                                                  ---------
Total interest-earning
  assets, net of allowance ..................       776,092
Nonearning assets ...........................        53,013
                                                  ---------
         Total assets .......................     $ 829,105
                                                  =========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing
  liabilities:
  Interest-bearing demand
    deposits ................................     $ 112,902          2,599          2.30%
  Savings and money market
    accounts ................................       145,782          4,019          2.76
  Certificates of deposit ...................       400,361         20,523          5.13
  Federal funds purchased
    and securities sold
    under repurchase
    agreements ..............................             5             --          6.08
                                                  ---------      ---------          ----
         Total interest-bearing
           liabilities ......................       659,050         27,141          4.12%
                                                  ---------      ---------          ----
Noninterest-bearing
  liabilities:
  Noninterest-bearing
    demand deposits .........................       113,707
  Other liabilities .........................         5,242
                                                  ---------
         Total liabilities ..................       777,999
                                                  ---------
Shareholders' equity ........................        51,106
                                                  ---------
         Total liabilities and
           shareholders' equity..............     $ 829,105
                                                  =========
  Net interest income .......................                    $  28,169
                                                                 =========
  Net interest spread .......................                                       2.98%
                                                                                    ====
  Net interest margin .......................                                       3.62%
                                                                                    ====

         The following schedule presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume which can be segregated have been allocated.


                                                                      YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------
                                                        1997 VS. 1996                         1996 VS. 1995
                                                --------------------------------     ---------------------------------
                                                      INCREASE (DECREASE)                  INCREASE (DECREASE)
                                                            DUE TO                                DUE TO
                                                --------------------------------     ---------------------------------
                                                VOLUME       RATE         TOTAL      VOLUME        RATE         TOTAL
                                                ------      ------       -------     ------       ------       -------
                                                                   (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
     Loans .................................... $10,129     $  (459)     $ 9,670     $ 4,915      $   401      $ 5,316
     Securities ...............................   1,703        (192)       1,511      (6,445)         653       (5,792)
     Federal funds sold and other temporary
       investments ............................   1,004          38        1,042        (971)         (48)      (1,019)
                                                -------     -------      -------     -------      -------      -------
         Total increase (decrease) in
           interest income ....................  12,836        (613)      12,223      (2,501)       1,006       (1,495)
INTEREST-BEARING LIABILITIES:
     Interest-bearing demand deposits .........     292        (284)           8         (44)         (46)         (90)
     Savings and money market accounts ........     833         454        1,287        (419)        (100)        (519)
     Certificates of deposit ..................   4,384         426        4,810      (3,134)         281       (2,853)
     Federal funds purchased and securities
       sold under repurchase agreements .......     212         (41)         171          67           (5)          62
                                                -------     -------      -------     -------      -------      -------
         Total increase (decrease) in
           interest expense ...................   5,721         555        6,276      (3,530)         130       (3,400)
                                                -------     -------      -------     -------      -------      -------
     Increase (decrease) in net interest
       income ................................. $ 7,115     $(1,168)     $ 5,947     $ 1,029      $   876      $ 1,905
                                                =======     =======      =======     =======      =======      =======

Provision for Loan Losses

         The 1997 provision for loan losses declined to $825,000 from $1.2 million in 1996, a decrease of $421,000 or 33.8%. The reduced provision in 1997 reflected continued strong asset quality as net charge-offs of loans remained at relatively low levels totaling $811,000 or 0.21% of average loans, compared to $470,000 or 0.18% of average loans in 1996. The provision for the year 1996 declined by $264,000 or 17.5% from the year ended 1995 and also reflected strong asset quality.

Noninterest Income

         Noninterest income is an important source of revenue for financial institutions in a deregulated environment. The Company's primary source of noninterest income is service charges on deposit accounts and other banking service related fees.

         Noninterest income for the year ended December 31, 1997 was $9.0 million, an increase of $664,000 from $8.3 million in 1996 and down from $10.3 million in 1995. The year ended December 31, 1995 included a gain of $2.4 million on the sale of five branches. Excluding this gain, noninterest income was $399,000 greater in 1996 than in 1995. This results in annual percentage increases of 8.0% and 5.1% for 1997 and 1996, respectively. The following table presents for the periods indicated the major categories of noninterest income:

                                            YEARS ENDED DECEMBER 31,
                                        -------------------------------
                                         1997        1996         1995
                                        -------     -------     -------
                                            (DOLLARS IN THOUSANDS)
Service charges on deposit accounts ... $ 7,045     $ 6,319     $ 6,106
Retail services income ................   1,396       1,200       1,074
Mortgage banking ......................     175         174         140
Investment services ...................     242         165         143
Securities lending ....................      77         118          82
Branch sale premiums ..................      --          --       2,445
Other noninterest income ..............      21         316         348
                                        -------     -------     -------
          Total noninterest income .... $ 8,956     $ 8,292     $10,338
                                        =======     =======     =======

         The increase in noninterest income from 1996 to 1997 was due primarily to service charge income generated by branches acquired with the Acquisitions. After excluding the gain from the sale of branches in 1995, the increase in noninterest income from 1995 to 1996 resulted mainly from service charges on deposit accounts. Service charges on deposit accounts increased $213,000 from 1995 to 1996 in conjunction with new product pricing which was implemented in the first quarter of 1996. Additionally, the Company's increased emphasis on fee based services resulted in greater income from retail services, mortgage banking, and investment services.

Noninterest Expense

         For the years ended 1997, 1996 and 1995, noninterest expenses totaled $26.6 million, $23.1 million and $23.1 million, respectively. The 15.2% increase in 1997 was primarily the result of operating expenses in branches acquired with the Acquisitions. The slight decline in 1996 reflects several major offsetting factors: a $1.8 million FDIC assessment on SAIF deposits which was offset by lower overall fees on FDIC insured deposits and the effect of the sale of five branches in the last half of 1995. The Company's efficiency ratios, calculated by dividing total noninterest expenses (excluding securities losses) by net interest income plus noninterest income, were 59.04% in 1997, 60.09% in 1996 and 59.99% in 1995. The efficiency ratio was constant over this period, reflecting the Company's continued efforts to control operating expenses. The following table presents for the periods indicated the major categories of noninterest expense:


                                                          YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                       1997        1996         1995
                                                      -------     -------     -------
                                                      (DOLLARS IN THOUSANDS)
Employee compensation and benefits .................. $16,354     $13,070     $12,887
Non-staff expenses:
  Net bank premises expense .........................   1,339       1,246       1,262
  Equipment rentals, depreciation and maintenance ...   1,232         975       1,000
  Data processing ...................................   1,932       1,438       1,401
  Professional fees .................................     813         695         875
  Special FDIC assessment ...........................      --       1,782          --
  Regulatory assessments ............................     114         522       1,345
  Ad valorem and franchise taxes ....................     543         420         453
  Net realized losses on available-for-sale
     securities .....................................      --          --           9
  Other .............................................   4,227       2,908       3,878
                                                      -------     -------     -------
          Total non-staff expenses ..................  10,200       9,986      10,223
                                                      -------     -------     -------
          Total noninterest expense ................. $26,554     $23,056     $23,110
                                                      =======     =======     =======

         Employee compensation and benefit expense for the year ended December 31, 1997 was $16.4 million, an increase of $3.3 million or 25.1% from $13.1 million for 1996. This increase is the result of expenses in the branches acquired with the Acquisitions and the hiring of additional lending staff. Employee compensation and benefit expense for the year 1996 was up $183,000 or 1.4% from 1995. The increase in 1996 resulted mainly from additions to the loan staff but was mitigated by the branch sales which occurred in the last half of 1995. Total full-time equivalent employees at December 31, 1997, 1996 and 1995 were 439, 386, and 372, respectively.

         Non-staff expenses were $10.2 million in 1997, an increase of $214,000 from $10.0 million in 1996. The 1996 level declined from 1995 non-staff expenses of $10.2 million. The decline in 1996 occurred in spite of the $1.8 million special assessment from the FDIC on SAIF deposits and was due to reduced expense levels resulting from the branch sales, which occurred in the last half of 1995, as well as lower FDIC fees on all deposits.

Income Taxes

         Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. The income tax component of the Texas franchise tax was zero in 1997, 1996 and 1995. In 1997, income tax expense was $6.2 million, an increase of $1.4 million from 1996. In 1996, income tax expense was $4.8 million, approximately the same as 1995. The effective tax rates in 1997, 1996 and 1995, respectively, were 35.43%, 34.03% and 34.41%.


Impact of Inflation

         The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities.
SEE "-- INTEREST RATE SENSITIVITY AND LIQUIDITY" BELOW.

FINANCIAL CONDITION

Loan Portfolio

         Total loans increased by $111.5 million or 35.8% to $422.8 million at December 31, 1997, from $311.3 million at December 31, 1996. Total loans increased by $81.1 million or 35.2%, from $230.2 million at December 31, 1995. The growth in loans reflected the improving local economy and the Company's investment in loan production capacity.

         At December 31, 1997, total loans represented 48.9% of deposits and 44.1% of total assets. Total loans as a percentage of deposits were 44.8% at December 31, 1996, compared to 33.2% at December 31, 1995.

         The following table summarizes the loan portfolio of the Company by type of loan as of the dates indicated:


                                                                          DECEMBER 31,
                               ---------------------------------------------------------------------------------------------------
                                    1997                 1996                 1995                 1994                 1993
                               -----------------   ----------------    -----------------    ------------------   -----------------
                                AMOUNT   PERCENT    AMOUNT  PERCENT     AMOUNT   PERCENT     AMOUNT    PERCENT    AMOUNT   PERCENT
                               --------  -------   -------- -------    --------  -------    --------   -------   --------  -------
                             (DOLLARS IN THOUSANDS)
Commercial and
  industrial ................. $ 40,581    9.60%   $ 27,611    8.87%   $ 21,017     9.13%   $ 16,696     8.44%   $ 11,999   11.36%
Real estate:
  Construction and land
    development ..............   27,579    6.52      17,470    5.61      10,423     4.53       8,776     4.44       2,954    2.80
  1-4 family
    residential ..............   75,996   17.97      51,544   16.56      37,494    16.29      30,014    15.17      23,211   21.97
  Commercial mortgages .......  114,576   27.10      77,220   24.81      50,450    21.92      46,228    23.36      33,448   31.66
  Farmland ...................      666    0.16       1,032    0.33       1,683     0.73       2,623     1.33       2,931    2.77
  Multi-family
    residential ..............    6,404    1.51       4,056    1.30       2,682     1.17       2,962     1.50       1,783    1.69
Consumer:
  Indirect ...................  101,540   24.02      82,814   26.60      65,311    28.37      56,643    28.62      12,914   12.22
  Direct .....................   55,476   13.12      49,546   15.92      41,112    17.86      33,921    17.14      16,409   15.53
                               --------  ------    --------  ------    --------   ------    --------   ------    --------  ------
    Total loans .............. $422,818  100.00%   $311,293  100.00%   $230,172   100.00%   $197,863   100.00%   $105,649  100.00%
                               ========  ======    ========  ======    ========   ======    ========   ======    ========  ======

         The primary lending focus of the Company is on small and medium-sized business and consumer loans. The Company offers a variety of commercial lending products including term loans, lines of credit and fixed asset loans, including real estate and equipment financing. A broad range of short to medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

         Although its legal lending limit is substantially higher, the Company generally does not make loans larger than $3.0 million. Loans up to $400,000 are evaluated and acted upon by an officers' loan committee, which meets twice per week. Loans above that amount must be approved by the Executive Loan Committee, which meets weekly.

         Generally, the Company's commercial loans are underwritten in the Company's primary market area on the basis of the borrower's ability to service such debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets and obtains a personal guaranty. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

         In addition to commercial loans secured by real estate, the Company makes commercial mortgage loans to finance the purchase of real property which generally consists of real estate on which structures have already been completed. Additionally, a portion of the Company's lending activity has consisted of the origination of single-family residential mortgage loans collateralized by owner-occupied properties located in the Company's market areas. The Company offers a variety of mortgage loan products which generally are amortized over five to 30 years.

         Loans collateralized by single-family residential real estate generally have been originated in amounts of no more than 80% of appraised value or have mortgage insurance. The Company requires mortgage title insurance and hazard insurance in the amount of the loan. Of the mortgages originated, the Company generally retains mortgage loans with short terms or variable rates and sells longer term fixed-rate loans and loans that do not meet the Company's credit underwriting standards. As a result, the Company retains approximately half of the mortgage loans that it originates.

         The Company's commercial mortgage loans are secured by first liens on real estate, typically have fixed interest rates and amortize over a 10 to 15 year period with balloon payments due at the end of three to five years. In underwriting commercial mortgage loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and a review of the financial condition of the borrower.

         The Company makes loans to finance the construction of residential and, to a limited extent, nonresidential properties. Construction loans generally are secured by first liens on real estate. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company's construction lending activities. In keeping with the community-oriented nature of its customer base, the Company provides construction and permanent financing for churches located within its market area.

         Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan.

         Approximately 64.7% of the Company's consumer loan portfolio as of December 31, 1997, was comprised of indirect loans (representing 24.0% of the Company's total loan portfolio). These are installment loans, with typical maturities of three to five years, which are originated mostly by automobile dealers for the purpose of financing consumer automobile purchases and sold by automobile dealers to commercial banks and other sources of financing. The Company also purchases some indirect boat and recreational vehicle loans. The average yield on the Company's indirect loan portfolio was 8.47% for 1997.

         The Company's indirect loan programs are administered by a staff specially trained in evaluating and servicing this particular type of loan. The Company competes for these loans with a number of other financial and non-financial institutions, including the captive financial services subsidiaries of automobile manufacturers, on the basis of interest rate and quality of service.

         The Company generally receives credit applications on a daily basis from one or more of the automobile dealerships and others from which it actively purchases indirect loans. Upon receipt of a credit application, the Company undertakes a credit analysis of the prospective purchaser, ordering credit reports on the borrower which are analyzed by one of the officers specializing in buying indirect loans. In making credit decisions, such officers evaluate, among other things, the general credit quality of the applicant, the proposed income to debt ratio, and residential and employment stability.

         The collection of overdue indirect loans is administered by a staff specially trained for such purpose. Holders of loans that are 10 days past due generally receive written notice of such delinquency. When any loan becomes 15 days past due, the collectors establish telephone contact with the borrower. If the loan remains past due for 30 days, the Company generally sends a demand letter requiring payment within 10 days before asserting its legal rights. The Company's collection staff makes all reasonable efforts to work out credit problems before the accounts are turned over to independent repossession agents. Repossessed automobiles are sold as soon as possible through a number of means in order to minimize any potential losses. The Company's ongoing experience with indirect loan underwriting and collections has contributed to a relatively low delinquency rate of 0.94% as of December 31, 1997.

         The following table summarizes with respect to the Company's indirect loans information regarding the amounts of loans originated and outstanding, the amounts of loans charged off and the delinquency ratios for the periods indicated:

                                                     AS OF AND FOR THE
                                                  YEARS ENDED DECEMBER 31,
                                        -----------------------------------------
                                          1997             1996            1995
                                        ---------       ---------       ---------
                                                 (DOLLARS IN THOUSANDS)
Loans originated during period .......  $  63,906       $  56,416       $  36,042
Loans outstanding at end of period ...    101,540          82,814          65,311
Net loan charge-offs for the period ..       (413)           (150)           (103)
Net loan charge-off ratio ............       0.44%           0.21%           0.17%
Delinquency ratio at end of period ...       0.94%           0.95%           0.98%

         The contractual maturity ranges of the commercial and industrial and real estate construction loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 1997 are summarized in the following table:

                                                    DECEMBER 31, 1997
                                        -------------------------------------------
                                                   AFTER ONE
                                        ONE YEAR    THROUGH      AFTER
                                        OR LESS    FIVE YEARS  FIVE YEARS    TOTAL
                                        -------    ----------   -------     -------
                                                 (DOLLARS IN THOUSANDS)
Commercial and industrial ............. $17,683     $22,263     $   635     $40,581
Real estate construction ..............  12,978       6,865       7,736      27,579
                                        -------     -------     -------     -------
          Total ....................... $30,661     $29,128     $ 8,371     $68,160
                                        =======     =======     =======     =======
Loans with a predetermined interest
  rate ................................ $16,539     $23,071     $ 5,126     $44,736
Loans with a floating interest rate ...  14,122       6,057       3,245      23,424
                                        -------     -------     -------     -------
          Total ....................... $30,661     $29,128     $ 8,371     $68,160
                                        =======     =======     =======     =======

         A loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent. The implementation of SFAS No. 114 did not have a material adverse affect on the Company's financial statements.

Nonperforming Assets

         The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

         The Company's conservative lending approach, as well as a healthy local economy, have resulted in strong asset quality. Nonperforming assets at December 31, 1997 were $1.3 million compared to $288,000 at December 31, 1996 and $1.6 million at December 31, 1995. The increase in nonperforming assets during 1997 was primarily related to assets acquired with the Acquisitions. This resulted in ratios of nonperforming assets to total loans plus other real estate of 0.32%, 0.09% and 0.71% for the years ended 1997, 1996 and 1995, respectively.

         The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. The Company is sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring. The Company had no restructured loans at either December 31, 1997 or December 31, 1996. The Company's internal loan review department evaluates additional loans which are potential problem loans as to risk exposure in determining the adequacy of the allowance for loan losses.

         The Company maintains on an ongoing basis updated appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan losses. The Company records other real estate at fair value at the time of acquisition, less estimated costs to sell.

         The following table presents information regarding nonperforming assets at the dates indicated:

                                                                 DECEMBER 31,
                                            ------------------------------------------------------
                                             1997        1996        1995        1994        1993
                                            ------      ------      ------      ------      ------
                                                       (DOLLARS IN THOUSANDS)
Nonaccrual loans .......................... $  865      $  288      $  797      $1,431      $  204
Restructured loans ........................     --          --          --          --         306
Other real estate .........................    477          --         848          20         619
                                            ------      ------      ------      ------      ------
          Total nonperforming assets ...... $1,342      $  288      $1,645      $1,451      $1,129
                                            ======      ======      ======      ======      ======
Nonperforming assets to total loans and
  other real estate .......................   0.32%       0.09%       0.71%       0.73%       1.06%

         The additional interest income the Company would have recorded and the interest income the Company did record on nonperforming loans for the five year period ending December 31, 1997 was insignificant.

Allowance for Loan Losses

         The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses which it believes is adequate for estimated losses in the Company's loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Bank's Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of its loan portfolio by the loan review function and the annual examination of the Company's financial statements by its independent auditors. Charge-offs occur when loans are deemed to be uncollectible.

         The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. At December 31, 1997, the Company had $2.4 million of such loans, excluding loans on nonaccrual, which were primarily residential and commercial real estate loans.

         Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as "loss" are those loans which are in the process of being charged off.

         In addition to the internally classified loan list and delinquency list of loans, the Company maintains a separate "watch list" which further aids the Company in monitoring loan portfolios. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for loan losses. At December 31, 1997, the Company had $834,000 of such loans, which were primarily secured by residential and commercial real estate.

         In order to determine the adequacy of the allowance for loan losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. Management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. An unallocated allowance is also established based on the Company's historical charge-off experience. The Company then charges to operations a provision for loan losses to maintain the allowance for loan losses at an adequate level determined by the foregoing methodology.

         For the year ended December 31, 1997, net loan charge-offs totaled $811,000 or $0.21% of average loans outstanding for the period, compared to $470,000 or 0.18% in net loan charge-offs during 1996. During 1997, the Company recorded a provision for loan losses of $825,000 compared to $1.2 million for 1996. At December 31, 1997, the allowance totaled $4.9 million, or 1.17% of total loans. The Company made a provision for loan losses of $1.2 million during 1996 as compared to a provision of $1.5 million for 1995. At December 31, 1996, the allowance aggregated $4.4 million or 1.43% of total loans.

         The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:


                                                              YEARS ENDED DECEMBER 31,
                                      -------------------------------------------------------------------------
                                        1997             1996            1995           1994            1993
                                      ---------       ---------       ---------       ---------       ---------
                                                               (DOLLARS IN THOUSANDS)
Average loans outstanding ........... $ 377,521       $ 267,644       $ 213,454       $ 142,041       $  93,263
                                      ---------       ---------       ---------       ---------       ---------
Gross loans outstanding at end of
  period ............................   422,818         311,293         230,172         197,863         105,649
                                      ---------       ---------       ---------       ---------       ---------
Allowance for loan losses at
  beginning of period ............... $   4,436       $   3,660       $   2,641       $   1,788       $   1,640
Provision for loan losses ...........       825           1,246           1,510             580            (200)
Adjustments due to
  acquisitions ......................       488              --              --             467              --
Charge-offs:
  Commercial and industrial .........      (191)            (59)            (97)            (44)            (39)
  Real estate .......................       (87)            (70)            (59)            (24)           (667)
  Consumer ..........................      (915)           (656)           (675)           (314)            (84)
Recoveries:
  Commercial and industrial .........        55              27              47              26             501
  Real estate .......................        44              19              32              58             629
  Consumer ..........................       283             269             261             104               8
                                      ---------       ---------       ---------       ---------       ---------
Net loan (charge-offs)
  recoveries ........................      (811)           (470)           (491)           (194)            348
Allowance for loan losses at end
  of period ......................... $   4,938       $   4,436       $   3,660       $   2,641       $   1,788
                                      =========       =========       =========       =========       =========
Ratio of allowance to end of
  period loans ......................      1.17%           1.43%           1.59%           1.33%           1.69%
Ratio of net loan charge-offs to
  average loans .....................      0.21            0.18            0.23            0.14           (0.37)
Ratio of allowance to end of
  period nonperforming loans ........    570.87        1,540.28          459.22          184.56          350.59

         The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.


                                                                                     DECEMBER 31,
                                                        ------------------------------------------------------------------------
                                                                1997                     1996                      1995
                                                        ---------------------    ---------------------    ----------------------
                                                                  PERCENT OF               PERCENT OF                PERCENT OF
                                                                   LOANS TO                 LOANS TO                  LOANS TO
                                                         AMOUNT   TOTAL LOANS     AMOUNT   TOTAL LOANS     AMOUNT    TOTAL LOANS
                                                        --------  -----------    --------  -----------    --------   -----------
                                                                                 (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses applicable to:
  Commercial and industrial ........................... $     35       9.60%     $     21       8.87%     $    305       9.13%
  Real estate:
     Construction and land development ................       --       6.52            --       5.61            --       4.53
     1-4 family residential ...........................       57      17.97            62      16.56            94      16.29
     Commercial mortgage ..............................       --      27.10            50      24.81           209      21.92
     Farmland .........................................       --       0.16            --       0.33            --       0.73
     Multi-family .....................................       --       1.51            --       1.30            --       1.17
  Consumer ............................................       41      37.14            49      42.52            75      46.23
  Unallocated .........................................    4,805                    4,254                    2,977
                                                        --------     ------      --------     ------      --------     ------
          Total allowance for loan losses ............. $  4,938     100.00%     $  4,436     100.00%     $  3,660     100.00%
                                                        ========     ======      ========     ======      ========     ======

                                                                         DECEMBER 31,
                                                        -----------------------------------------------
                                                               1994                     1993
                                                        ----------------------   ----------------------
                                                                   PERCENT OF               PERCENT OF
                                                                    LOANS TO                 LOANS TO
                                                         AMOUNT    TOTAL LOANS    AMOUNT    TOTAL LOANS
                                                        --------   -----------   --------   -----------
                                                                   (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses applicable to:
Commercial and industrial ............................. $     49       8.44%     $     26      11.36%
Real estate:
  Construction and land development ...................       --       4.44            --       2.80
  1-4 family residential ..............................       45      15.17            50      21.97
  Commercial mortgage .................................       10      23.36             3      31.66
  Farmland ............................................       --       1.33            --       2.77
  Multi-family ........................................       --       1.50            --       1.69
Consumer ..............................................       77      45.76           103      27.75
Unallocated ...........................................    2,460                    1,606
                                                        --------     ------      --------     ------
          Total allowance for loan
            losses .................................... $  2,641     100.00%     $  1,788     100.00%
                                                        ========     ======      ========     ======

         The Company believes that the allowance for loan losses at December 31, 1997 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 1997.


Securities

         The Company uses its securities portfolio primarily as a source of income and secondarily as a source of liquidity. At December 31, 1997, investment securities totaled $461.4 million, an increase of $20.8 million from $440.6 million at December 31, 1996. The increase was primarily attributable to deposits acquired with the Acquisitions. At December 31, 1997, investment securities represented 48.1% of total assets compared to 55.0% of total assets at

December 31, 1996. The yield on the investment portfolio for the year ended December 31, 1997 was 6.48% compared to a yield of 6.53% for the year ended December 31, 1996.

         The following table summarizes the amortized cost of investment securities held by the Company as of the dates shown:


                                             DECEMBER 31,
                                ----------------------------------
                                  1997         1996         1995
                                --------     --------     --------
                                   (DOLLARS IN THOUSANDS)
U.S. Government securities .... $214,652     $275,781     $369,747
Mortgage-backed securities ....  244,352      161,630       96,074
Other securities ..............    1,037           37           37
                                --------     --------     --------
          Total securities .... $460,041     $437,448     $465,858
                                ========     ========     ========

         The following table summarizes the contractual maturity of investment securities and their weighted average yields:


                                                          DECEMBER 31, 1997
                        -------------------------------------------------------------------------------------
                                             AFTER ONE         AFTER FIVE
                              WITHIN       YEAR BUT WITHIN  YEARS BUT WITHIN
                             ONE YEAR        FIVE YEARS         TEN YEARS     AFTER TEN YEARS
                        ----------------  ----------------  ----------------- ---------------  -----------------
                         AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT   YIELD    AMOUNT   YIELD   TOTAL     YIELD
                        --------   -----  --------   -----  --------  -----   --------  -----  --------  -------
                                                         (DOLLARS IN THOUSANDS)
U.S. Government
  securities .......... $104,644   6.94%  $109,943   6.67%  $     65   --%    $     --   --%   $214,652   6.80%
Mortgage-backed and
  other securities ....   10,467   6.37     88,303   6.05    113,442  6.56      33,176  6.35    245,389   6.34
                        --------   ----   --------   ----   --------  ----    --------  ----   --------   ----
        Totals ........ $115,111   6.89%  $198,246   6.39%  $113,507  6.56%   $ 33,176  6.35%  $460,041   6.55%
                        ========   ====   ========   ====   ========  ====    ========  ====   ========   ====

         At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders' equity until realized.

         The following table summarizes the carrying value and classification of securities as of the dates shown:


                                           DECEMBER 31,
                               ----------------------------------
                                 1997         1996         1995
                               --------     --------     --------
                                    (DOLLARS IN THOUSANDS)
Available-for-sale ........... $188,048     $324,723     $377,837
Held-to-maturity .............  273,387      115,902       96,074
                               --------     --------     --------
          Total securities ... $461,435     $440,625     $473,911
                               ========     ========     ========

         At December 31, 1997, securities totaled $461.4 million, an increase of $20.8 million from $440.6 million at December 31, 1996. The increase resulted from investing funds acquired with the Acquisitions. During 1996, securities decreased $33.3 million from $473.9 million at December 31, 1995, reflecting the Company's use of funds from maturities to fund loans. During 1995, the Company transferred from held-to-maturity to available-for-sale accounts securities with an amortized cost of $339.8 million and net unrealized gains of $6.2 million at the date of transfer. The transfer was made in light of pending branch sales in order to maintain the Company's interest rate risk position.

         The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown:

                                                      DECEMBER 31, 1997                                  DECEMBER 31, 1996
                                       -----------------------------------------------     ---------------------------------------
                                                      GROSS        GROSS                                GROSS     GROSS
                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR        AMORTIZED UNREALIZED UNREALIZED  FAIR
                                         COST         GAIN         LOSS        VALUE         COST       GAIN      LOSS     VALUE
                                       --------     --------     --------     --------     --------    -------- --------  --------
                                                                              (DOLLARS IN THOUSANDS)
U.S. Government securities ........... $148,956     $  1,436     $     --     $150,392     $275,781    $  3,432 $     77  $279,136
Mortgage-backed securities ............  37,661           31           73       37,619       45,728          40      218    45,550
Other securities ......................      37           --           --           37           37          --       --        37
                                       --------     --------     --------     --------     --------    -------- --------  --------
        Total .........................$186,654     $  1,467     $     73     $188,048     $321,546    $  3,472 $    295  $324,723
                                       ========     ========     ========     ========     ========    ======== ========  ========
                                                      DECEMBER 31, 1995
                                       -----------------------------------------------
                                                      GROSS        GROSS
                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                         COST         GAIN         LOSS        VALUE
                                       --------     --------     --------     --------
                                                    (DOLLARS IN THOUSANDS)
U.S. Government securities $148,956 ...$369,747     $  8,161     $    108     $377,800
Mortgage-backed securities ............      --           --           --           --
Other securities ......................      37           --           --           37
                                       --------     --------     --------     --------
        Total .........................$369,784     $  8,161     $    108     $377,837
                                       ========     ========     ========     ========

         The following table presents the amortized cost of securities classified as held-to-maturity and their approximate fair values as of the dates shown:

                                              DECEMBER 31, 1997                                  DECEMBER 31, 1996
                               -----------------------------------------------     -----------------------------------------------
                                              GROSS        GROSS                                 GROSS         GROSS
                               AMORTIZED   UNREALIZED   UNREALIZED     FAIR        AMORTIZED  UNREALIZED    UNREALIZED     FAIR
                                 COST         GAIN         LOSS        VALUE         COST        GAIN          LOSS        VALUE
                               --------     --------     --------     --------     --------     --------     --------     --------
                                                                      (DOLLARS IN THOUSANDS)
U.S. Government securities ...$ 65,696     $    819     $     --     $ 66,515     $     --     $     --     $     --     $     --
Mortgage-backed securities ... 206,691          699          908      206,482      115,902           68        1,661      114,309
Other securities .............   1,000            2           --        1,002           --           --           --           --
                              --------     --------     --------     --------     --------     --------     --------     --------
        Total ................$273,387     $  1,520          908     $273,999     $115,902     $     68     $  1,661     $114,309
                              ========     ========     ========     ========     ========     ========     ========     ========
                                             DECEMBER 31, 1995
                              -----------------------------------------------
                                             GROSS        GROSS
                              AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                COST         GAIN         LOSS        VALUE
                              --------     --------     --------     --------
                                           (DOLLARS IN THOUSANDS)
U.S. Government securities ...$     --     $     --     $     --     $     --
Mortgage-backed securities ...  96,074          103          941       95,236
Other securities .............      --           --           --           --
                              --------     --------     --------     --------
        Total ................$ 96,704     $    103     $    941     $ 95,236
                              ========     ========     ========     ========



         Mortgage-backed securities are securities which have been developed by pooling a number of real estate mortgages and are principally issued by federal agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies. Included in the Company's mortgage-backed securities at December 31, 1997 were $26.0 million in agency-issued collateral mortgage obligations and $516,000 in privately-issued collateral mortgage obligations.

         At December 31, 1997, 13.5% of the mortgage-backed securities held by the Company had final maturities of more than 10 years. However, unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. If interest rates begin to fall, prepayments will increase. Approximately $39.5 million of the Company's mortgage-backed securities earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.

         In December of 1996, the Company purchased $30.4 million of mortgage-backed securities classified as held- to-maturity. This transaction, which settled in January of 1997, was the principal cause of the $29.9 million decline in other liabilities from December 31, 1996 to December 31, 1997. See "Note N -- Supplemental Statement of Cash Flow Information" to the Financial Statements.

Deposits

         The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies and customer service to attract and retain these deposits. The Company does not have any brokered deposits.

         Average total deposits during 1997 increased to $851.6 million from $695.7 million in 1996, an increase of $156.0 million or 22.4%. The increase resulted primarily from deposits acquired with the Acquisitions. Average total deposits during 1996 decreased $77.1 million or 10.0% from $772.8 million in 1995. Approximately 79.3% of the decline occurred in certificates of deposit which lowered the cost of deposits to 3.40% in 1996 from 3.51% in 1995 and increased the ratio of average demand deposits to average total deposits to 32.5% in 1996 from 29.3% in 1995. The decrease resulted primarily from the sales of five branch locations with approximately $77.4 million in deposits and the continued repricing of maturing deposits acquired in the branch acquisitions of 1994 into a lower rate structure. The Company's ratios of average noninterest-bearing demand deposits to average total deposits for years ended December 31, 1997, 1996 and 1995 were 16.7%, 16.5% and 14.7%, respectively.

         The Company's lending and investing activities are funded principally by deposits, approximately 50.5% of which are demand and savings deposits. Average noninterest-bearing deposits at December 31, 1997 were $142.6 million as compared to $114.9 million for 1996, an increase of $27.8 million or 24.2%. Approximately 16.7% of average deposits for the year ended December 31, 1997 were noninterest-bearing. The amount of deposits grew due to a combination of new location acquisitions and the opening of a new branch in the Galleria area of Houston.

         The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 1997, 1996, and 1995 are presented below:

                                                                YEARS ENDED DECEMBER 31,
                                         --------------------------------------------------------------------
                                                 1997                    1996                     1995
                                         ---------------------    --------------------    -------------------
                                          AMOUNT        RATE      AMOUNT        RATE       AMOUNT        RATE
                                         --------     --------    -------     --------     -------       ----
                                                                  (DOLLARS IN THOUSANDS)
Money market checking .................. $123,896         2.03%   $110,992        2.26%   $112,902        2.30%
Regular savings ........................   90,410         2.37      91,630        2.44     109,552        2.63
Money market savings ...................   71,290         3.71      38,969        3.24      36,230        3.16
Time deposits less than $100,000 .......  311,251         5.24     257,958        5.16     307,352        5.00
Time deposits $100,000 and over ........  112,114         5.50      81,251        5.37      93,009        5.54
                                         --------         ----    --------        ----    --------        ----
     Total interest-bearing deposits ...  708,961         4.20     580,800        4.08     659,045        4.12
Noninterest-bearing deposits ...........  142,642           --     114,853          --     113,707          --
                                         --------         ----    --------        ----    --------        ----
          Total deposits ............... $851,603         3.50%    695,653        3.40%   $772,752        3.51%
                                         ========         ====    ========        ====    ========        ====

         The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater by time remaining until maturity:

                                   DECEMBER 31, 1997
                                ----------------------
                                (DOLLARS IN THOUSANDS)
3 months or less ...............    $ 48,207
Between 3 months and 6 months ..      29,063
Between 6 months and 1 year ....      24,130
Over 1 year ....................      21,604
                                    --------
          Total ................    $123,004
                                    ========

Interest Rate Sensitivity and Liquidity

         The Company's asset and liability management process is utilized to manage the Company's interest rate risk through structuring the balance sheet to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity, and interest rate risk.

         Interest rate risk is managed by the Investment Committee, which is composed of senior officers and directors of the Company and the Bank, in accordance with policies approved by the Company's Board of Directors. The Company also periodically obtains advice from external sources to assist it in the management of interest rate risk. The Investment Committee formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the Investment Committee considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economics, liquidity, business strategies and other factors. The Investment Committee meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, commitments to originate loans and the maturities of investments and borrowings. Additionally, the Investment Committee reviews liquidity, cash flow flexibility and deposit maturities.

         To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by executive management and the Company's Board of Directors on an ongoing basis. The Company manages its business to reduce its overall exposure to changes in interest rates.

         The Company manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. The Company does not currently enter into instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts for the purpose of reducing interest rate risk.

         An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time ("GAP") and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect adversely net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely.

         The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 1997:


                                                         VOLUMES SUBJECT TO REPRICING WITHIN
                                       -------------------------------------------------------------------------
                                         0-30           31-180          181-365           1-3             3-5
                                         DAYS            DAYS            DAYS            YEARS           YEARS
                                       ---------       ---------       ---------       ---------       ---------
                                                                (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Securities .....................     $  57,964       $  53,245       $  64,528       $ 193,213       $  35,872
  Loans ..........................        52,997          51,260          44,441         129,788          86,314
  Federal funds sold and other
    temporary investments ........        29,478              --              --              --              --
                                       ---------       ---------       ---------       ---------       ---------
        Total
          interest-earning
          assets .................       140,439         104,505         108,969         323,001         122,186
                                       ---------       ---------       ---------       ---------       ---------
Interest-bearing
  liabilities:
  Demand, money market and
    savings deposits .............       284,632              --              --              --              --
  Certificates of deposit
    and other time
    deposits .....................        47,801         161,796          94,695          93,256          29,811
  Federal funds purchased
    and securities sold
    under repurchase
    agreements ...................        17,132              --              --              --              --
                                       ---------       ---------       ---------       ---------       ---------
        Total
          interest-bearing
          liabilities ............       349,565         161,796          94,695          93,256          29,811
                                       ---------       ---------       ---------       ---------       ---------
Period GAP .......................     $(209,126)      $ (57,291)      $  14,274       $ 229,745       $  92,375
Cumulative GAP ...................     $(209,126)      $(266,417)      $(252,143)      $ (22,398)      $  69,977
Period GAP to total
  assets .........................        (21.82)%         (5.98)%          1.49%          23.97%           9.64%
Cumulative GAP to total
  assets .........................        (21.82)%        (27.80)%        (26.31)%         (2.34)%          7.30%
Cumulative interest-earning
  assets to cumulative
  interest-bearing liabilities ...         40.18%          47.90%          58.40%          96.80%         109.60%
                                         VOLUMES SUBJECT TO REPRICING WITHIN
                                       ---------------------------------------
                                                      GREATER
                                         5-10           THAN
                                         YEARS        10 YEARS         TOTAL
                                       ---------      --------       ---------
                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Securities .....................     $  54,847      $     372      $ 460,041
  Loans ..........................        46,443         11,575        422,818
  Federal funds sold and other
    temporary investments ........            --             --         29,478
                                       ---------      ---------      ---------
        Total
          interest-earning
          assets .................       101,290         11,947        912,337
                                       ---------      ---------      ---------
Interest-bearing
  liabilities:
  Demand, money market and
    savings deposits .............            --             --        284,632
  Certificates of deposit
    and other time
    deposits .....................           912             15        428,286
  Federal funds purchased
    and securities sold
    under repurchase
    agreements ...................            --             --         17,132
                                       ---------      ---------      ---------
        Total
          interest-bearing
          liabilities ............           912             15        730,050
                                       ---------      ---------      ---------
Period GAP .......................     $ 100,378      $  11,932      $ 182,287
Cumulative GAP ...................     $ 170,355      $ 182,287
Period GAP to total
  assets .........................         10.47%          1.25%
Cumulative GAP to total
  assets .........................         17.78%         19.02%
Cumulative interest-earning
  assets to cumulative
  interest-bearing liabilities ...        123.34%        124.97%

         The Company's one-year cumulative GAP position at December 31, 1997 was negative $252.1 million or 26.31% of assets. This is a one-day position that is continually changing and is not indicative of the Company's position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to GAP analysis the Company uses a simulation model to test the interest rate sensitivity of net interest income and the balance sheet. Based on the Company's December 31, 1997 simulation analysis, the Company estimates that a 200 basis point rise or decline in rates over the next twelve month period would have an impact of less than 3.0% on its net interest income for the same period. The change is relatively small, despite the Company's liability sensitive GAP position. This results primarily from the behavior of demand, money market and savings deposits. The Company has found that historically, interest rates on these deposits change more slowly in a rising rate environment than in a declining rate environment.

         Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. During the past three years, the Company's liquidity needs have been met primarily by financing activities, which consisted mainly of growth in core deposits, supplemented by earnings through operating activities. In the Company's investing activities, highly liquid securities have provided much flexibility as demonstrated in meeting the cash demands of the branch sale in 1995. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources.

Capital Resources

         Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve and the Bank is subject to capital adequacy requirements imposed by the FDIC and the TDB. Both the Federal Reserve and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

         The risk-based capital standards issued by the Federal Reserve apply to the Company. These guidelines relate a financial institution's capital to the risk profile of its assets. The risk-based capital standards require all financial institutions to have "Tier 1 capital" of at least 4.0% and "total risk-based" capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. "Tier 1 capital" generally includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital".

         The Federal Reserve has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets ("leverage ratio") of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0% to 5.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

         Pursuant to Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve's guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The Bank is classified "well capitalized" for purposes of the FDIC's prompt corrective action regulations. SEE "SUPERVISION AND REGULATION -- THE COMPANY" AND "-- THE
BANK".

         Shareholders' equity increased to $71.5 million at December 31, 1997 from $62.0 million at December 31, 1996, an increase of $9.5 million or 15.3%. This increase was primarily the result of net income of $11.4 million, net proceeds from an initial public offering of $7.4 million, offset by a decline in the net unrealized appreciation on available-for-sale securities of $1.2 million, dividends paid of $1.9 million, and the redemption of preferred stock of $6.0 million. During 1996, shareholders' equity increased by $3.6 million or 6.2%, from $58.3 million at December 31, 1995. In addition to net income of $9.2 million, the increase reflected a decline of $3.2 million in net unrealized appreciation on available-for-sale securities and dividends paid of $1.9 million.

         The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 1997 to the minimum and well-capitalized regulatory standards:


                                                                               ACTUAL RATIO AT
                                       MINIMUM REQUIRED    WELL-CAPITALIZED   DECEMBER 31, 1997
                                       ----------------    ----------------   -----------------
The Company
  Leverage ratio...................        3.00%(1)             N/A               6.82%
  Tier 1 risk-based capital ratio..        4.00%                N/A              13.96%
  Risk-based capital ratio.........        8.00%                N/A              15.01%
The Bank
  Leverage ratio...................        3.00%(2)            5.00%              6.64%
  Tier 1 risk-based capital ratio..        4.00%               6.00%             13.60%
  Risk-based capital ratio.........        8.00%              10.00%             14.65%

----------
(1) The Federal Reserve may require the Company to maintain a leverage ratio of up to 200 basis points above the required minimum.
(2) The FDIC may require the Bank to maintain a leverage ratio of up to 200 basis points above the required minimum.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         For information regarding the market risk of the Company's financial instruments, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION--INTEREST RATE SENSITIVITY AND LIQUIDITY". The Company's principal market risk exposure is to interest rates.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Annual Report on Form 10-K.

              CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

         The following table presents certain unaudited quarterly financial information concerning the Company's results of operations for each of the two years ended December 31, 1997. The information should be read in conjunction with the historical Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report.

                                                     QUARTER ENDED 1997
                                        --------------------------------------------
                                        DEC. 31     SEPT. 30    JUNE 30     MARCH 31
                                        -------     --------    -------     --------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income ....................... $17,387     $16,793     $16,685     $15,173
Interest expense ......................   7,842       7,634       7,618       6,923
                                        -------     -------     -------     -------
Net interest income ...................   9,545       9,159       9,067       8,250
Provision for loan losses .............     150         150         150         375
                                        -------     -------     -------     -------
Net interest income after provision
  for loan losses .....................   9,395       9,009       8,917       7,875
Noninterest income ....................   2,337       2,333       2,229       2,057
Noninterest expense ...................   6,915       6,948       6,462       6,229
                                        -------     -------     -------     -------
Earnings before income taxes ..........   4,817       4,394       4,684       3,703
Provision for income taxes ............   1,738       1,603       1,631       1,263
                                        -------     -------     -------     -------
Net earnings .......................... $ 3,079     $ 2,791     $ 3,053     $ 2,440
                                        =======     =======     =======     =======

Earnings per share:
       Basic .......................... $  0.32     $  0.29     $  0.32     $  0.26
       Diluted ........................    0.30        0.28        0.31        0.25

                                                     QUARTER ENDED 1996
                                        --------------------------------------------
                                        DEC. 31     SEPT. 30    JUNE 30     MARCH 31
                                        -------     --------    -------     --------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income ....................... $13,671     $13,581     $13,430     $13,133
Interest expense ......................   5,871       5,939       5,920       6,011
                                        -------     -------     -------     -------
Net interest income ...................   7,800       7,642       7,510       7,122
Provision for loan losses .............     325         325         596          --
                                        -------     -------     -------     -------
Net interest income after provision
  for loan losses .....................   7,475       7,317       6,914       7,122
Noninterest income ....................   2,074       2,116       2,099       2,003
Noninterest expense ...................   5,895       6,928       5,185       5,048
                                        -------     -------     -------     -------
Earnings before income taxes ..........   3,654       2,505       3,828       4,077
Provision for income taxes ............   1,294         853       1,305       1,390
                                        -------     -------     -------     -------
Net earnings .......................... $ 2,360     $ 1,652     $ 2,523     $ 2,687
                                        =======     =======     =======     =======

Earnings per share:
      Basic ........................... $  0.25     $  0.17     $  0.26     $  0.29
      Diluted .........................    0.24        0.16        0.25        0.27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information under the captions "Election of Directors," "Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

         The information under the caption "Executive Compensation and Other Matters" in the 1998 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders" in the 1998 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Interests of Management and Others in Certain Transactions" in the 1998 Proxy Statement is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

         Reference is made to the Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such Financial Statements:

         Report of Independent Certified Accountants
         Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Earnings for the Years ended December 31,
                  1997, 1996 and 1995
         Consolidated Statement of Shareholders' Equity for the Years ended
                  December 31, 1995, 1996 and 1997
         Consolidated Statements of Cash Flows for the Years ended December 31,
                  1997, 1996 and 1995
         Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

         All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

EXHIBITS

         Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

    EXHIBIT
    NUMBER                                             DESCRIPTION
    -------                                            -----------
       2.1      --    Agreement and Plan of Reorganization dated as of December 30, 1997 by and among the
                      Company, IBID, Inc., the Bank and Sunbelt (incorporated herein by reference to Exhibit 2 to the
                      Company's Registration Statement on Form S-4 (Registration No. 333-47281)).

       3.1      --    Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration
                      No. 33-33001) (the "Registration Statement")).

       3.2      --    Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

       4        --    Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

      9.1       --    Voting Agreement and Irrevocable Proxy (included as Exhibit D of the Agreement and Plan of
                      Reorganization filed as Exhibit 2.1 to this Annual Report on Form 10-K).

      10.1      --    Prime Bancshares, Inc. 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit
                      10.1 to the Registration Statement).

      10.2*     --    Prime Bancshares, Inc. 1993 Incentive Stock Option Plan.

      10.3*     --    Prime Bancshares, Inc. 1984 Incentive Stock Option Plan.

      21*       --    Subsidiaries of Prime Bancshares, Inc.

REPORTS ON FORM 8-K

      The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Prime Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on March 9, 1998.

                                            PRIME BANCSHARES, INC.

                                            By: /s/ E. J. GUZZO
                                               ---------------------------------
                                                  E. J. Guzzo
                                                  President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report or amendment thereto has been signed by the following persons in the indicated capacities on March 9, 1998.

               SIGNATURE                                    POSITIONS
               ---------                                    ---------
       /s/ FREDRIC M. SAUNDERS
     ---------------------------
        Fredric M. Saunders               Chairman of the Board, (principal executive
                                          officer)
        /s/ L. ANDERSON CREEL
     ---------------------------
         L. Anderson Creel                Treasurer (principal financial officer and
                                          principal accounting officer)
          /s/ E. J. GUZZO
     ---------------------------
            E. J. Guzzo                   President and Director

         /s/ DAVID PASTERNAK
     ---------------------------
          David Pasternak                 Director

        /s/ STUART D. SAUNDERS
     ---------------------------
        Stuart D. Saunders                Director

         /s/ JAMES B. WESLEY
     ---------------------------
          James B. Wesley                 Director

        /s/ JERRY S. DOMINY
     ---------------------------
          Jerry S. Dominy                 Director

                         INDEX TO FINANCIAL STATEMENTS

PRIME BANCSHARES, INC.
Report of Independent Certified Public Accountants..........  F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................  F-3
Consolidated Statements of Earnings for the Years Ended
  December 31, 1997, 1996 and 1995..........................  F-4
Consolidated Statement of Shareholders' Equity for the Years
  Ended December 31, 1995, 1996 and 1997....................  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Prime Bancshares, Inc.

     We have audited the accompanying consolidated balance sheets of Prime Bancshares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prime Bancshares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Houston, Texas
January 20, 1998

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                1997        1996
                                                              --------    --------
Cash and cash equivalents
  Cash and due from banks...................................  $ 18,263    $ 34,006
  Federal funds sold and other temporary investments........    29,478          --
                                                              --------    --------
          Total cash and cash equivalents...................    47,741      34,006
Securities
  Available-for-sale........................................   188,048     324,723
  Held-to-maturity..........................................   273,387     115,902
                                                              --------    --------
          Total securities..................................   461,435     440,625
Loans, net..................................................   417,880     306,857
Premises and equipment, net.................................    15,268       9,761
Accrued interest receivable.................................     6,747       6,453
Other assets................................................     9,289       3,753
                                                              --------    --------
                                                              $958,360    $801,455
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposits
     Noninterest-bearing....................................  $152,154    $117,441
     Interest-bearing deposits..............................   712,918     577,729
                                                              --------    --------
          Total deposits....................................   865,072     695,170
  Federal funds purchased and securities sold under
     repurchase agreements..................................    17,132       9,700
  Other liabilities.........................................     4,683      34,616
                                                              --------    --------
          Total liabilities.................................   886,887     739,486
Commitments and contingencies...............................        --          --
Shareholders' equity
  Preferred stock...........................................     1,000       7,000
  Common stock..............................................     3,003       2,980
  Additional capital........................................     9,368       3,824
  Retained earnings.........................................    59,585      50,113
  Net unrealized gain on available-for-sale securities, net
     of tax of $398 and $996................................       772       1,934
                                                              --------    --------
                                                                73,728      65,851
  Less common stock held in treasury -- at cost.............     2,255       3,882
                                                              --------    --------
                                                                71,473      61,969
                                                              --------    --------
                                                              $958,360    $801,455
                                                              ========    ========

        The accompanying notes are an integral part of these statements.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                            YEAR ENDED DECEMBER 31,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1997      1996      1995
                                                              -------   -------   -------
Interest income
  Loans.....................................................  $34,343   $24,673   $19,357
  Securities................................................   30,233    28,722    34,514
  Federal funds sold and other temporary investments........    1,462       420     1,439
                                                              -------   -------   -------
          Total interest income.............................   66,038    53,815    55,310
Interest expense............................................   30,017    23,741    27,141
                                                              -------   -------   -------
          Net interest income...............................   36,021    30,074    28,169
Provision for loan losses...................................      825     1,246     1,510
                                                              -------   -------   -------
          Net interest income after provision for loan
            losses..........................................   35,196    28,828    26,659
Noninterest income
  Service charges...........................................    7,045     6,319     6,106
  Gain on sale of branches..................................       --        --     2,445
  Other operating income....................................    1,911     1,973     1,787
                                                              -------   -------   -------
          Total noninterest income..........................    8,956     8,292    10,338
Noninterest expense
  Employee compensation and benefits........................   16,354    13,070    12,887
  Net bank premises expense.................................    1,339     1,246     1,262
  Equipment rentals, depreciation and maintenance...........    1,232       975     1,000
  Net realized losses on available-for-sale securities......       --        --         9
  Other operating expenses..................................    7,629     7,765     7,952
                                                              -------   -------   -------
          Total noninterest expenses........................   26,554    23,056    23,110
                                                              -------   -------   -------
          Earnings before income taxes......................   17,598    14,064    13,887
Provision for income taxes
  Current...................................................    6,680     5,174     5,360
  Deferred benefit..........................................     (445)     (332)     (525)
                                                              -------   -------   -------
                                                                6,235     4,842     4,835
                                                              -------   -------   -------
          NET EARNINGS......................................  $11,363   $ 9,222   $ 9,052
                                                              =======   =======   =======
Basic earnings per common share.............................  $  1.19   $   .97   $   .94
                                                              =======   =======   =======
Diluted earnings per common share...........................  $  1.14   $   .92   $   .89
                                                              =======   =======   =======

        The accompanying notes are an integral part of these statements.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                                        NET UNREALIZED
                                                                                         GAIN (LOSS)
                                                                                        ON SECURITIES     COMMON        TOTAL
                                           PREFERRED   COMMON   ADDITIONAL   RETAINED     AVAILABLE-     STOCK IN   SHAREHOLDERS'
                                             STOCK     STOCK     CAPITAL     EARNINGS      FOR-SALE      TREASURY      EQUITY
                                           ---------   ------   ----------   --------   --------------   --------   -------------
Balance at January 1, 1995...............   $ 6,000    $2,943     $3,721     $35,587       $   494       $(1,906)      $46,839
Purchase of treasury stock...............        --        --         --          --            --          (100)         (100)
Exchange common stock for series B
  preferred stock........................     1,250        --         --          --            --        (1,250)           --
Redemption of preferred stock............      (250)       --         --          --            --            --          (250)
Dividends................................        --        --         --      (1,871)           --            --        (1,871)
Net change in unrealized gain (loss) on
  available-for-sale securities, net of
  taxes of $2,401........................        --        --         --          --         4,660            --         4,660
Net earnings for the year................        --        --         --       9,052            --            --         9,052
                                            -------    ------     ------     -------       -------       -------       -------
Balance at December 31, 1995.............     7,000     2,943      3,721      42,768         5,154        (3,256)       58,330
Purchase of treasury stock...............        --        --         --          --            --          (626)         (626)
Sale of common stock.....................        --        37        103          --            --            --           140
Dividends................................        --        --         --      (1,877)           --            --        (1,877)
Net change in unrealized gain (loss) on
  available-for-sale securities, net of
  taxes of $1,659........................        --        --         --          --        (3,220)           --        (3,220)
Net earnings for the year................        --        --         --       9,222            --            --         9,222
                                            -------    ------     ------     -------       -------       -------       -------
Balance at December 31, 1996.............     7,000     2,980      3,824      50,113         1,934        (3,882)       61,969
Purchase of treasury stock...............        --        --         --          --            --          (408)         (408)
Sale of common stock.....................        --        23        131          --            --            --           154
Sale of treasury stock in initial public
  offering...............................        --        --      5,745          --            --         2,035         7,780
Stock issuance costs.....................        --        --       (332)         --            --            --          (332)
Redemption of preferred stock............    (6,000)                                            --            --        (6,000)
Dividends................................        --        --         --      (1,891)           --            --        (1,891)
Net change in unrealized gain (loss) on
  available-for-sale securities, net of
  taxes of $598..........................        --        --         --          --        (1,162)           --        (1,162)
Net earnings for the year................        --        --         --      11,363            --            --        11,363
                                            -------    ------     ------     -------       -------       -------       -------
Balance at December 31, 1997.............   $ 1,000    $3,003     $9,368     $59,585       $   772       $(2,255)      $71,473
                                            =======    ======     ======     =======       =======       =======       =======

         The accompanying notes are an integral part of this statement.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                                1997       1996       1995
                                                              --------   --------   --------
Cash flows from operating activities:
  Net earnings..............................................  $ 11,363   $  9,222   $  9,052
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................     2,218      1,218      1,380
     Amortization of premiums, net of (accretion) of
       discounts on securities..............................      (610)      (780)       (81)
     Net realized loss on available-for-sale securities.....        --         --          9
     Provision for loan losses..............................       825      1,246      1,510
     Write-down of other assets.............................        --         50        155
     (Gain) loss on sale of premises, equipment and other
       real estate..........................................       (59)      (210)         8
     Gain on sale of certain branch assets and
       liabilities..........................................        --         --     (2,445)
     Change in assets and liabilities, net of effects
       resulting from the acquisition of a bank, and the
       purchase and sale of certain branch assets and
       liabilities:
       Decrease in accrued interest receivable..............        25      2,469      1,572
       Decrease (increase) in prepaid and other assets......     6,453         23     (1,106)
       (Decrease) increase in other liabilities.............   (29,629)       (68)     1,198
                                                              --------   --------   --------
       Net cash (used) provided by operating activities.....    (9,414)    13,170     11,252
Cash flows from investing activities:
  Purchases of held-to-maturity securities..................  (174,222)        --    (18,589)
  Proceeds from sales and maturities of
     available-for-sale.....................................   143,540    122,607     97,387
Securities
  Purchases of available-for-sale securities................        --    (73,224)   (20,226)
  Proceeds from maturities of held-to-maturity securities...    18,079     10,176     80,017
  Increase in loans, net of the effects resulting from the
     acquisition of a bank, and the purchase and sale of
     certain branch assets and liabilities..................   (71,408)   (81,591)   (36,257)
  Purchases of premises and equipment.......................    (2,029)    (1,449)    (1,703)
  Proceeds from sale of premises, equipment and other real
     estate.................................................       567      1,071         43
  Net decrease in cash resulting from the acquisition of a
     bank...................................................    (4,781)        --         --
  Net increase in cash resulting from acquisition of certain branch assets and the assumption of certain
     liabilities............................................    96,502         --         --
  Net decrease in cash resulting from the sale of certain
     branch assets and liabilities..........................        --         --    (72,759)
                                                              --------   --------   --------
       Net cash provided (used) by investing activities.....     6,248    (22,410)    27,913
Cash flows from financing activities:
  Change in deposits, net of the effects resulting from the
     acquisition of a bank, and the purchase and sale of
     certain branch assets and liabilities..................  $ 10,166   $  1,005   $(42,208)
  Change in federal funds purchased and securities sold
     under Repurchase agreements............................     7,432      9,700         --
  Purchase of treasury stock................................      (408)      (613)      (100)
  Redemption of preferred stock.............................    (6,000)        --       (250)
  Sale of treasury stock in initial public offering, net....     7,448         --         --
  Sale of common stock......................................       154        127         --
  Payment of dividends......................................    (1,891)    (1,877)    (1,871)
                                                              --------   --------   --------
       Net cash provided (used) by financing activities.....    16,901      8,342    (44,429)
                                                              --------   --------   --------
       Net increase (decrease) in cash and cash
          equivalents.......................................    13,735       (898)    (5,264)
Cash and cash equivalents at beginning of year..............    34,006     34,904     40,168
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 47,741   $ 34,006   $ 34,904
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follow.

1. GENERAL

     The Company operates nineteen branches in Southeast and Central Texas. The Company's primary sources of revenue are derived from investing in various United States Treasury and Agency securities and granting loans primarily to customers in Southeast and Central Texas. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the economies in those areas.

2. PRINCIPLES OF CONSOLIDATION AND INVESTMENT IN SUBSIDIARIES

     The consolidated financial statements include the accounts of the Parent and its wholly owned subsidiaries, IBID, Inc. (IBID) and Prime Bank (the Bank) (collectively referred to as the Company). All significant intercompany transactions and balances have been eliminated in the consolidated report of the Company.

3. CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

4. SECURITIES

     The Company accounts for securities according to Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities . At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders' equity until realized.

     Gains and losses on the sale of securities are determined using the specific-identification method.

     Declines in the fair value of individual held-to-maturity and available-for-sale securities below their carrying value that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

     Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

5. LOANS

     Loans are reported at the principal amount outstanding, net of charge-offs, unearned discounts, purchase discounts and an allowance for loan losses. Unearned discounts on installment loans are recognized using a

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES
method which approximates a level yield over the term of the loans. Interest on other loans is calculated using the simple interest method on the daily balance of the principal amount outstanding.

     The Company applies SFAS No. 114, Accounting for Creditors for Impairment of a Loan, as amended by SFAS No. 118. Under SFAS 114, as amended, a loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loans are not again placed on accrual status until payments are brought current and, in management's judgment, the loan will continue to pay as agreed.

6. ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely.

     The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current and anticipated economic conditions that may affect the borrower's ability to pay.

7. PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful life of each type of asset.

8. OTHER REAL ESTATE

     Real estate acquired by foreclosure is recorded at fair value at the date of foreclosure or acquisition, establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

9. GOODWILL

     Goodwill represents the aggregate excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. This excess is being amortized by various methods over periods up to 15 years.

10. INCOME TAXES

     The Company files a consolidated Federal income tax return. By agreement with Parent, the Bank records a provision or benefit for Federal income taxes on the same basis as if it filed a separate Federal income tax return. The asset and liability method of accounting is used for income taxes where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES
recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

11. EARNINGS PER SHARE

     Basic earnings per common share is calculated by dividing net income available for common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net earnings available for common shareholders by the weighted average number of common and dilutive potential common shares. Stock options may be potential dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. Options granted within one year of the initial public offering (IPO) have been treated as outstanding for all periods as a component of weighted average dilutive potential common shares. The number of dilutive potential common shares is determined using the treasury stock method.

12. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

13. USE OF ESTIMATES

     In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

14. RECLASSIFICATIONS

     Certain reclassifications have been made to conform to the 1997 presentation.

NOTE B -- SECURITIES PURCHASED UNDER REPURCHASE AGREEMENTS

     At December 31, 1997, the Company purchased $17,132 of government securities under agreements to sell substantially the identical securities for an amount equal to the original purchase price plus accrued interest on January 5, 1998. The average interest rate was 5.3%.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

NOTE C -- SECURITIES

     The securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows:

                                                                  GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                     COST         GAINS         LOSSES       VALUE
                                                   ---------    ----------    ----------    --------
AVAILABLE-FOR-SALE SECURITIES:
  December 31, 1997:
     U.S. Treasury securities....................  $148,956       $1,436        $   --      $150,392
     Mortgage-backed securities..................    37,661           31            73        37,619
     Other.......................................        37           --            --            37
                                                   --------       ------        ------      --------
                                                   $186,654       $1,467        $   73      $188,048
                                                   ========       ======        ======      ========
  December 31, 1996:
     U.S. Treasury securities....................  $275,781       $3,432        $   77      $279,136
     Mortgage-backed securities..................    45,728           40           218        45,550
     Other.......................................        37           --            --            37
                                                   --------       ------        ------      --------
                                                   $321,546       $3,472        $  295      $324,723
                                                   ========       ======        ======      ========
HELD-TO-MATURITY SECURITIES:
  December 31, 1997:
     U.S. Treasury securities....................  $ 65,696       $  819        $   --      $ 66,515
     Municipal securities........................     1,000            2            --         1,002
     Mortgage-backed securities..................   206,691          699           908       206,482
                                                   --------       ------        ------      --------
                                                   $273,387       $1,520        $  908      $273,999
                                                   ========       ======        ======      ========
  December 31, 1996:
     Mortgage-backed securities..................  $115,902       $   68        $1,661      $114,309
                                                   ========       ======        ======      ========

     There were no gross realized gains on sales of available-for-sale securities for the years ended December 31, 1997, 1996, and 1995. Gross realized losses on sales of available-for-sale securities were $0, $0, and $9 for the years ended December 31, 1997, 1996, and 1995.

     The following table shows the maturity distribution of the investment portfolio at December 31, 1997:

                                                                               AVAILABLE-FOR-
                                               HELD-TO-MATURITY SECURITIES     SALE SECURITIES
                                               ----------------------------    ---------------
                                                 AMORTIZED                        AMORTIZED
                                                    COST         FAIR VALUE         COST
                                               --------------    ----------    ---------------
Due in one year or less......................     $    170        $    170        $104,474
Due from one to five years...................       66,461          67,282          44,482
Due from five to ten years...................           65              65              --
Mortgage-backed and equity securities........      206,691         206,482          37,698
                                                  --------        --------        --------
                                                  $273,387        $273,999        $186,654
                                                  ========        ========        ========

     Securities with an aggregate book value of approximately $140,617 and $145,811 at December 31, 1997 and 1996, were pledged as collateral to secure public deposits.

     The Company entered into a securities lending agreement whereby certain securities owned by the Company are exchanged for a few days for substantially identical securities. The Company had exchanged securities with market values totaling $80,359 and $97,978 at December 31, 1997 and 1996.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

NOTE D -- LOANS

     Major classifications of loans are as follows at December 31:

                                                                1997        1996
                                                              --------    --------
Commercial..................................................  $ 40,581    $ 27,611
  Real estate:
     Construction...........................................    27,579      17,470
     1-4 family residential.................................    75,996      51,544
     Commercial mortgage....................................   114,576      77,220
     Other..................................................     7,070       5,088
  Consumer..................................................   160,089     135,979
  Overdrafts................................................       210         125
                                                              --------    --------
                                                               426,101     315,037
  Less:
     Unearned discounts.....................................     2,760       3,221
     Allowance for loan losses..............................     4,938       4,436
     Purchase discounts.....................................       523         523
                                                              --------    --------
                                                              $417,880    $306,857
                                                              ========    ========

     Impaired loans were $865 and $288 at December 31, 1997 and 1996. The reduction in interest income associated with these impaired loans was insignificant and no valuation allowance for loan losses related to impaired loans has been established. There were no commitments to lend additional funds to borrowers whose loans were classified as impaired.

     Outstanding loans to directors, significant stockholders and executive officers of the Company and to their related business interests aggregated $863 and $2,230 at December 31, 1997 and 1996.

NOTE E -- ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses were as follows at December 31:

                                                           1997       1996      1995
                                                          -------    ------    ------
Balance at January 1....................................  $ 4,436    $3,660    $2,641
Provision...............................................      825     1,246     1,510
Charge-offs.............................................   (1,193)     (785)     (831)
Recoveries..............................................      382       315       340
Increase resulting from bank acquisition................      488        --        --
                                                          -------    ------    ------
  Balance at December 31................................  $ 4,938    $4,436    $3,660
                                                          =======    ======    ======

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

NOTE F -- PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows at December 31:

                                                         ESTIMATED
                                                        USEFUL LIVES    1997      1996
                                                        ------------   -------   -------
Land..................................................           --    $ 3,959   $ 2,483
Building and improvements.............................  15-33 years     11,150     6,954
Furniture, fixtures and equipment.....................   5-10 years      9,598     8,216
Automobiles...........................................      3 years         68        68
                                                                       -------   -------
                                                                        24,775    17,721
Less accumulated depreciation.........................                   9,507     7,960
                                                                       -------   -------
                                                                       $15,268   $ 9,761
                                                                       =======   =======

     Included in other assets are other real estate and repossessed assets of $748 and $197 at December 31, 1997 and 1996.

NOTE G -- INTEREST BEARING DEPOSITS

     The types of accounts and their respective balances included in interest-bearing deposits are as follows at December 31:

                                                                1997       1996
                                                              --------   --------
NOW accounts and interest-bearing checking accounts.........  $120,624   $114,552
Savings and money market accounts...........................   164,008    127,223
Certificates of deposit.....................................   428,286    335,954
                                                              --------   --------
                                                              $712,918   $577,729
                                                              ========   ========

     The aggregate amount of certificates of deposit, each with a minimum denomination of $100, was approximately $123,004 and $86,032 at December 31, 1997 and 1996. At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:

1998..............................................  $304,290
1999..............................................    62,421
2000..............................................    30,837
2001..............................................    16,280
2002 and thereafter...............................    14,458
                                                    --------
                                                    $428,286
                                                    ========

     Deposits of executive officers, significant stockholders and directors were $2,406 and $2,041 (including time deposits of $1,239 and $1,114) at December 31, 1997 and 1996.

NOTE H -- SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At December 31, 1997, the Company entered into the sale of $17,132 of government securities under agreements to repurchase substantially the identical securities on January 5, 1998. The average interest rate was 4.8%. The following summarizes the sales to related parties at December 31, 1997:

Mission Heights Management Co. .............................  $ 7,911
Other related parties.......................................    9,019
                                                              -------
                                                              $16,930
                                                              =======

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

     At December 31, 1996, the Company entered into the sale of a $9,000 government note under an agreement to repurchase substantially the identical security on January 2, 1997. The interest rate was 7.0%.

NOTE I -- PREFERRED AND COMMON STOCK

     The following summary of issued and outstanding shares of stock reflects the effects of a thirty-for-one common shares stock split effective August 4, 1997:

                                ISSUED AND OUTSTANDING
                                   PREFERRED STOCK          COMMON          COMMON
                                ----------------------      STOCK           STOCK         TREASURY
                                 SERIES A    SERIES B       ISSUED       OUTSTANDING       STOCK
                                ----------   ---------   ------------    ------------    ----------
Balance at January 1, 1995....   6,000,000          --    11,770,980      9,160,770      (2,610,210)
  Exchange of common stock for
     preferred stock net of
     redemptions..............          --   1,000,000            --       (300,000)       (300,000)
  Purchase of treasury
     stock....................          --          --            --        (30,000)        (30,000)
                                ----------   ---------    ----------      ---------      ----------
Balance at December 31,
  1995........................   6,000,000   1,000,000    11,770,980      8,830,770      (2,940,210)
  Purchase of treasury
     stock....................          --          --            --       (150,150)       (150,150)
  Sale of common stock........          --          --       147,000        147,000              --
                                ----------   ---------    ----------      ---------      ----------
Balance at December 31,
  1996........................   6,000,000   1,000,000    11,917,980      8,827,620      (3,090,360)
  Redeem preferred stock......  (6,000,000)         --            --             --              --
  Sale of common stock........          --          --        93,000         93,000              --
  Purchase of treasury
     stock....................          --          --            --        (81,600)        (81,600)
  Sale of treasury stock......          --          --            --        478,000         478,000
                                ----------   ---------    ----------      ---------      ----------
Balance at December 31,
  1997........................          --   1,000,000    12,010,980      9,317,020      (2,693,960)
                                ==========   =========    ==========      =========      ==========

     At December 31, 1995 and 1996, the Company had 6,000,000 authorized shares of Series A-10% preferred stock of $1 par value, 1,250,000 authorized shares of Series B-10% preferred stock of $1 par value, and 50,000,000 authorized shares of common stock of $.25 par value ($10 par value before split). The Series A-10% preferred stock was redeemed in 1997.

     The Series B preferred stock pays dividends quarterly. The preferred stock is not cumulative or participating, has no voting rights and is not convertible. Preferred stock has liquidation preferences over common stock of the Company. Dividends on common stock of the Company may not be declared or paid unless dividends for the same period on preferred stock have been paid or declared. The stock was redeemed in January 1998.

NOTE J -- INCOME TAXES

     Deferred tax asset, Federal income tax currently payable, deferred tax asset, and deferred tax liability, included in other assets and other liabilities, respectively, are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              1997     1996     1995
                                                             ------   ------   ------
Current payable............................................  $ (204)  $  (22)  $  318
Deferred tax asset.........................................   1,483    1,340    1,008
Deferred tax liability.....................................    (398)    (996)  (2,657)

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1997     1996     1995
                                                            ------   ------   -------
Deferred tax assets:
  Allowance for loan losses...............................  $1,429   $1,077   $   810
  Depreciation and amortization differences...............     302      172        92
  Difference in basis of other real estate................      52       17       132
  Other...................................................    (300)      74       (26)
                                                            ------   ------   -------
                                                            $1,483   $1,340   $ 1,008
                                                            ======   ======   =======
Deferred tax liabilities:
  Unrealized gain on available-for-sale securities........  $ (398)  $ (996)  $(2,655)
  Other...................................................      --       --        (2)
                                                            ------   ------   -------
                                                            $ (398)  $ (996)  $(2,657)
                                                            ======   ======   =======

     The reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Statutory federal income tax rate...........................  35.00%   35.00%   35.00%
Effect of utilization of graduated tax rates................   0.00%   (0.69)%  (0.60)%
Other.......................................................   0.43%   (0.28)%    .01%
                                                              -----    -----    -----
Effective income tax rate...................................  35.43%   34.03%   34.41%
                                                              =====    =====    =====

NOTE K -- COMMITMENTS AND CONTINGENCIES

     In the normal course of business, Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Commitments under outstanding standby letters of credit totaled $1,190 and $735 at December 31, 1997 and 1996. Commitments to extend credit totaled $49,508 and $36,159 at December 31, 1997 and 1996. The Company does not anticipate any material losses as a result of these commitments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation to any condition established in the contract and have fixed expiration dates or other termination clauses. Some of the commitments are expected to expire without being drawn upon, so that the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

     Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved and collateral

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES
required in issuing letters of credit are essentially the same as those involved in extending loan facilities to customers.

     The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with outside legal counsel, does not believe that the outcome of these actions would have a material impact on the financial statements of the Company.

     The Company leases certain premises and equipment under cancelable and noncancelable lease arrangements. Total rentals charged to operating expenses were $262, $187 and $192 in the years ended December 31, 1997, 1996 and 1995. Future lease commitments under noncancelable leases are not material.

     The Company has incentive stock option plans, and at December 31, 1997, 600,000 shares of common stock were reserved for these plans. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The maximum term is 10 years and the shares vest 10% to 20% per year.

     The Company's Board of Directors and shareholders approved a new stock option plan in 1997 (the "1997 Incentive Plan") which authorizes the issuance of up to 1,000,000 shares of common stock under both "non-qualified" and "incentive stock" options to employees and "non-qualified" options to directors who are not employees. Generally, the options vest 60% at the end of the third year following the date of grant and an additional 20% at the end of the next two years; however, an individual option may vest as much as 20% a year during the first two years following the date of the grant if necessary to maximize the "incentive" tax treatment to the optionee for the particular option being granted. Options under the 1997 Incentive Plan must be exercised within 10 years following the date of grant. No options have been granted under the 1997 Incentive Plan.

     The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its plans. Had compensation cost been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per share would have been reduced as follows:

                                                               1997      1996     1995
                                                              -------   ------   ------
Net earnings:
  As reported...............................................  $11,363   $9,222   $9,052
  Pro forma.................................................   11,287    9,222    9,052
Basic earnings per share:
  As reported...............................................  $  1.19   $ 0.97   $ 0.94
  Pro forma.................................................     1.19     0.97     0.94
Diluted earnings per share:
  As reported...............................................  $  1.14   $ 0.92   $ 0.89
  Pro forma.................................................     1.13     0.92     0.89

     The fair value of stock options granted in 1997 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were:

Weighted average fair value.................................  $1.07
Expected volatility.........................................     31%
Risk free interest rate.....................................    5.9%
Expected lives..............................................    2.5 years
Expected dividend yield.....................................    0.8%

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

     Following is a summary of the status of the incentive option plans:

                                                              NUMBER OF    WEIGHTED AVERAGE
                                                               SHARES       EXERCISE PRICE
                                                              ---------    -----------------
Options outstanding at January 1, 1995 ($.83-$2.67 a
  share)....................................................    600,000          $1.65
Options outstanding at December 31, 1995 ($.83-$2.67 a
  share)....................................................    600,000           1.65
Options exercised ($.83-$2.33 a share)......................   (147,000)           .96
Options outstanding at December 31, 1996 ($.83-$2.67 a
  share)....................................................    453,000           1.87
Options granted ($4.17 a share).............................    240,000           4.17
Options exercised ($.83-$2.33 a share)......................    (93,000)          1.66
Options outstanding at December 31, 1997 ($.83-$4.17 a
  share)....................................................    600,000          $2.83
Options exercisable at
  December 31, 1995.........................................    342,000          $1.44
  December 31, 1996.........................................    285,000          $1.84
  December 31, 1997.........................................    282,000          $1.92

     Following is a summary of the options outstanding at December 31, 1997:

                                               OUTSTANDING
                                       ----------------------------
                                                   WEIGHTED AVERAGE
              EXERCISE                                REMAINING         EXERCISABLE
                PRICE                  NUMBER      CONTRACTUAL LIFE       NUMBER
              --------                 -------     ----------------     -----------
$0.83................................  123,000        0.1 years            93,000
$2.33................................  117,000        5.0 years           117,000
$2.67................................  120,000        6.4 years            72,000
$4.17................................  240,000        9.1 years                --
                                       -------                            -------
                                       600,000                            282,000
                                       =======                            =======

NOTE L -- REGULATORY MATTERS

     The Company and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

     The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES
changed the institution's category. The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                       TO BE WELL
                                                                                                   CAPITALIZED UNDER
                                                                  FOR CAPITAL                      PROMPT CORRECTIVE
                                         ACTUAL:              ADEQUACY PURPOSES:                   ACTION PROVISIONS:
                                     ---------------   ---------------------------------   ----------------------------------
                                     AMOUNT    RATIO        AMOUNT             RATIO            AMOUNT             RATIO
                                     -------   -----   -----------------   -------------   -----------------   --------------
As of December 31, 1997:
  Total Capital (to Risk Weighted
    Assets):
    Prime Bancshares, Inc..........  $70,545   15.01%     > or = $37,819     > or = 8.0%                  N/A
    Prime Bank.....................  $68,914   14.65%     > or = $37,637     > or = 8.0%      > or = $47,046             10.0%
  Tier 1 Capital (to Risk Weighted
    Assets):
    Prime Bancshares, Inc..........  $65,657   13.96%     > or = $18,818     > or = 4.0%                  N/A
    Prime Bank.....................  $63,976   13.60%     > or = $18,818     > or = 4.0%      > or = $28,227              6.0%
  Tier 1 Capital (to Average
    Assets):
    Prime Bancshares, Inc..........  $65,657    6.82%     > or = $38,519   > 4.0%                         N/A
    Prime Bank.....................  $63,976    6.64%     > or = $38,515   > 4.0%             > or = $48,144              5.0%
As of December 31, 1996:
  Total Capital (to Risk Weighted
    Assets):
    Prime Bancshares, Inc..........  $64,311   18.62%     > or = $27,620    > or = 8.00%                  N/A
    Prime Bank.....................  $63,951   18.51%     > or = $27,620    > or = 8.00%      > or = $34,525     > or = 10.00%
  Tier 1 Capital (to Risk Weighted
    Assets):
    Prime Bancshares, Inc..........  $59,995   17.37%     > or = $13,810    > or = 4.00%                  N/A
    Prime Bank.....................  $59,635   17.26%     > or = $13,810    > or = 4.00%      > or = $20,715      > or = 6.00%
  Tier 1 Capital (to Average
    Assets):
    Prime Bancshares, Inc..........  $59,995    7.96%     > or = $30,255    > or = 4.00%                  N/A
    Prime Bank.....................  $59,635    7.91%     > or = $30,254    > or = 4.00%      > or = $37,818      > or = 5.00%

NOTE M -- ACQUISITIONS/DISPOSITIONS

     During 1995, the Company sold the assets and liabilities of five branches originally acquired from First Heights Bank in 1994, resulting in a gain of $2,445.

     During 1997, the Company purchased deposits and certain assets of three branches of Bank of America Texas, N.A. The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed, and the excess of cost over the fair value of the net assets acquired of $1,835, is being amortized over ten years using an accelerated method. Amortization expense charged to other operating expense during 1997 was $231.

     During 1997, the Company purchased all of the assets and liabilities of First Northwestern Bank, N. A. and purchase accounting was applied. The acquisition was for approximately $60,200 in deposits and $40,200 in loans. The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed, and the excess of cost over the fair value of the net assets acquired of $3,621, is being amortized over fifteen years using a straight line method. Amortization expense charged to other operating expense during 1997 was $220.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

     The following summarized proforma information assumes the First Northwestern acquisition had occurred on January 1, 1996:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Interest income.............................................  $66,849    $58,633
Net earnings................................................   11,530      9,711
Basic earnings per share....................................     1.21       1.02
Diluted earnings per share..................................     1.15       0.98

     The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transactions actually taken place.

NOTE N -- SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

     Cash paid during the period for December 31:

                                                         1997       1996       1995
                                                        -------    -------    -------
Interest..............................................  $29,557    $23,688    $26,873
Income taxes..........................................  $ 6,130    $ 4,838    $ 5,006

     During 1996, the Company purchased $30,501 of U.S. Agency Securities. The settlement of the transaction did not occur until January 1997.

     During 1995, the Company issued 1,250,000 shares of Series B preferred stock in exchange for 10,000 common shares.

NOTE O -- FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of financial instruments are based on management's estimates and do not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change.

     The following methods and assumptions were used by the Company in estimating financial instrument fair values:

     - CASH AND CASH EQUIVALENTS, FEDERAL FUNDS PURCHASED/SOLD AND REPURCHASE AGREEMENTS

       The balance sheet carrying amount approximates fair value.

     - SECURITIES TO BE HELD-TO-MATURITY AND SECURITIES AVAILABLE-FOR-SALE

       Fair values for investment securities are based on quoted market prices or quotations received from securities dealers. If quoted market prices are not available, fair value estimates may be based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

     - LOANS

       Fair values of loans are estimated for segregated groupings of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage and consumer loans. Each of these categories is further subdivided into fixed and adjustable rate loans

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES
       and performing and nonperforming loans. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the various types of loans. The fair value of nonperforming loans is estimated at the value of the underlying collateral.

     - DEPOSITS

       The fair value of demand deposits, such as non-interest bearing demand deposits and interest-bearing transaction accounts such as savings, NOW and money market accounts are equal to the amount payable on demand as of December 31, 1997 and 1996 (i.e. their carrying amounts).

       The fair value of demand deposits is defined as the amount payable, and prohibits adjustment for any value derived from the expected retention of such deposits for a period of time. That value, commonly referred to as the core deposit base intangible, is neither included in the following fair value amounts nor recorded as an intangible asset in the balance sheet.

       The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate used represents rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

     - OFF-BALANCE-SHEET INSTRUMENTS

       Estimated fair values for the Company's off-balance-sheet instruments are based on fees, net of related expenses, currently charged to enter into similar agreements, considering the remaining terms of the agreements and the counterparties' credit standing.

     The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1997 and 1996. The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                               1997                  1996
                                                        -------------------   -------------------
                                                        CARRYING     FAIR     CARRYING     FAIR
                                                         AMOUNT     VALUE      AMOUNT     VALUE
                                                        --------   --------   --------   --------
Financial assets:
  Cash and cash equivalents...........................  $ 18,263   $ 18,263   $ 34,006   $ 34,006
  Federal funds sold and other temporary
     investments......................................    29,478     29,478         --         --
  Securities
     Available-for-sale...............................   188,048    188,048    324,723    324,723
     Held-to-maturity.................................   273,387    274,000    115,902    114,000
  Loans, net..........................................   417,880    417,000    306,857    308,000
Financial liabilities:
  Deposits Noninterest-bearing........................  $152,154    152,154   $117,441    117,441
     Interest-bearing transaction and money market
       accounts.......................................   284,632    284,632    241,775    241,775
     Certificates of deposit..........................   428,286    430,000    335,954    338,000
     Federal funds purchased and securities sold under
       repurchase agreements..........................    17,132     17,132      9,700      9,700

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

NOTE P -- EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share
(EPS) and the weighted average number of shares of dilutive potential common stock.

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1997      1996     1995
                                                            -------   ------   ------
Net earnings..............................................  $11,363   $9,222   $9,052
Less: dividends on preferred stock........................      650      700      681
                                                            -------   ------   ------
Net earnings available to common stockholders used in
  basic and diluted EPS...................................  $10,713   $8,855   $8,371
                                                            -------   ------   ------
Weighted average common shares used in basic EPS..........    8,975    8,808    8,861
  Effect of dilutive securities:
     Stock options........................................      447      417      542
                                                            -------   ------   ------
Weighted average common and potential dilutive common
  shares used in dilutive EPS.............................    9,422    9,225    9,403
                                                            =======   ======   ======

NOTE Q -- NEW PRONOUNCEMENTS

     The FASB has issued Financial Accounting Standards No. 130, Reporting Comprehensive Income, which is effective for financial statements issued for periods beginning after December 15, 1997. The new standard requires an entity to report and display comprehensive income and its components. Currently for the Company, comprehensive income will include net income plus net unrealized gain or loss on securities.

NOTE R -- SUBSEQUENT EVENTS

     On January 2, 1998, the Board of Directors of the Company declared a cash dividend of $0.04 per share to all common shareholders of record as of January 5, 1998. The dividend was paid on January 15, 1998.

     On December 30, 1997, the Company and Sunbelt National Bank ("Sunbelt"), agreed in principle that all of Sunbelt's outstanding common stock would be acquired by the Company. It is anticipated that the transaction will close during the second quarter of 1998. At closing, each shareholder of Sunbelt will receive 2.0023 shares of the Company's common stock, in exchange for each share of Sunbelt stock. At December 31, 1997, Sunbelt had total assets of approximately $94,000 and total deposits of $84,000. The transaction is expected to be accounted for as a pooling of interests.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

NOTE S -- PARENT-ONLY FINANCIAL STATEMENTS

                             PRIME BANCSHARES, INC.
                                 (PARENT ONLY)

                                 BALANCE SHEETS
                                  DECEMBER 31,

                                     ASSETS

                                                               1997       1996
                                                              -------    -------
Cash and cash equivalents...................................  $ 1,678    $   358
Other assets................................................        5         --
Investment in subsidiaries..................................   69,799     61,620
                                                              -------    -------
                                                              $71,482    $61,978
                                                              =======    =======

                                  LIABILITIES

Other liabilities...........................................  $     9    $     9
                                                              -------    -------
          Total liabilities.................................        9          9
Commitments and contingencies...............................       --         --
Shareholders' equity:
  Preferred stock...........................................    1,000      7,000
  Common stock..............................................    3,003      2,980
  Additional capital........................................    9,368      3,824
  Net unrealized appreciation on available-for-sale
     securities, net of tax of $398 in 1997 and $996 in
     1996...................................................      772      1,934
  Retained earnings.........................................   59,585     50,113
                                                              -------    -------
                                                               73,728     65,851
  Less common stock in treasury -- at cost..................    2,255      3,882
                                                              -------    -------
                                                               71,473     61,969
                                                              -------    -------
                                                              $71,482    $61,978
                                                              =======    =======

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

                             PRIME BANCSHARES, INC.
                                 (PARENT ONLY)

                             STATEMENTS OF EARNINGS
                            YEAR ENDED DECEMBER 31,

                                                               1997      1996      1995
                                                              -------   -------   -------
Costs and expenses
  General and administrative................................  $    13   $     1   $    --
                                                              -------   -------   -------
     Operating loss.........................................      (13)       (1)       --
  Current income tax benefit................................        5        --        --
                                                              -------   -------   -------
     Loss before equity in net earnings of subsidiaries.....       (8)       (1)       --
Equity in net earnings of subsidiaries......................   11,371     9,223     9,052
                                                              -------   -------   -------
          NET EARNINGS......................................  $11,363   $ 9,222   $ 9,052
                                                              =======   =======   =======

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

                             PRIME BANCSHARES, INC.
                                 (PARENT ONLY)

                            STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31,

                                                                1997      1996      1995
                                                              --------   -------   -------
Cash flows from operating activities:
  Net earnings
     Net earnings for the year..............................  $ 11,363   $ 9,222   $ 9,052
     Adjustments to reconcile net earnings to net cash used
       in operating activities:
       Earnings of subsidiaries.............................   (11,371)   (9,223)   (9,052)
       Change in assets and liabilities:
          (Increase) decrease in other assets...............        (5)       --         1
          Decrease in other liabilities.....................        --        --        (4)
                                                              --------   -------   -------
          Net cash used in operating activities.............       (13)       (1)       (3)
Cash flows from investing activities:
  Dividend from subsidiary..................................    12,612     2,315     2,515
  Capital contribution to subsidiary........................   (10,582)       --        --
                                                              --------   -------   -------
          Net cash provided by investing activities.........     2,030     2,315     2,515
Cash flows from financing activities:
  Purchase of treasury stock................................      (408)     (626)     (100)
  Dividend payments.........................................    (1,891)   (1,877)   (1,871)
  Redemption of preferred stock.............................    (6,000)       --      (250)
  Sale of treasury stock in initial public offering.........     7,448        --        --
  Sale of common stock......................................       154       140        --
                                                              --------   -------   -------
          Net cash used in financing activities.............      (697)   (2,363)   (2,221)
                                                              --------   -------   -------
Net increase (decrease) in cash and cash equivalents........     1,320       (49)      291
Cash and cash equivalents at beginning of year..............       358       407       116
                                                              --------   -------   -------
Cash and cash equivalents at end of year....................  $  1,678   $   358   $   407
                                                              ========   =======   =======

                               Index to Exhibits


    EXHIBIT
    NUMBER                                             DESCRIPTION
    -------                                            -----------
       2.1      --    Agreement and Plan of Reorganization dated as of December 30, 1997 by and among the
                      Company, IBID, Inc., the Bank and Sunbelt (incorporated herein by reference to Exhibit 2 to the
                      Company's Registration Statement on Form S-4 (Registration No. 333-47281)).

       3.1      --    Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration
                      No. 33-33001) (the "Registration Statement")).

       3.2      --    Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the
                      Registration Statement).

       4        --    Specimen form of certificate evidencing the Common Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

      9.1       --    Voting Agreement and Irrevocable Proxy (included as Exhibit D of the Agreement and Plan of
                      Reorganization filed as Exhibit 2.1 to this Annual Report on Form 10-K).

      10.1      --    Prime Bancshares, Inc. 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit
                      10.1 to the Registration Statement).

      10.2*     --    Prime Bancshares, Inc. 1993 Incentive Stock Option Plan.

      10.3*     --    Prime Bancshares, Inc. 1984 Incentive Stock Option Plan.

      21*       --    Subsidiaries of Prime Bancshares, Inc.