Form 10-Q
period 1998-03-31
PRIME BANCSHARES INC /TX/
filed 1998-05-08
CIK 1043446

================================================================================
                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


    [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


                             12200 NORTHWEST FREEWAY
                              HOUSTON, TEXAS 77092
          (Address of principal executive offices, including zip code)

                                 (713) 209-6000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

As of May 7, 1998, there were 9,437,020 shares of the registrant's Common Stock, par value $.25 per share outstanding.

================================================================================

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                                 Page
                                                                                                               ----
Item 1.  Financial Statements
           Consolidated Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997.....................2
           Consolidated Statements of Earnings for the Three Months Ended March 31, 1998 and 1997 (unaudited).....3
           Consolidated Statement of Changes in Shareholders' Equity..............................................4
           Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 1998 and 1997 (unaudited)............................................................5
           Consolidated Statements of Comprehensive Income for the Three Months
             Ended March 31, 1998 and 1997 (unaudited)............................................................6
           Notes to Interim Consolidated Financial Statements.....................................................7
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................16
Item 2.  Changes in Securities...................................................................................16
Item 3.  Defaults upon Senior Securities.........................................................................17
Item 4.  Submission of Matters to a Vote of Security Holders.....................................................17
Item 5.  Other Information.......................................................................................17
Item 6.  Exhibits and Reports on Form 8-K........................................................................17
Signatures.......................................................................................................17

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                              March 31, December 31,
                                                                                                 1998      1997
                                                                                              --------- ------------
                                                                                             (Unaudited)
                                 ASSETS
Cash and cash equivalents:
Cash and due from banks .....................................................................  $ 28,609  $ 18,263
Federal funds sold and other temporary investments ..........................................    29,204    29,478
                                                                                               --------  --------
    Total cash and cash equivalents .........................................................    57,813    47,741
                                                                                               --------  --------
Securities:
Available-for-sale ..........................................................................   160,884   188,048
Held-to-maturity ............................................................................   276,826   273,387
                                                                                               --------  --------
    Total securities ........................................................................   437,710   461,435
                                                                                               --------  --------
Loans, net of allowance for loan losses of $4,928 and $4,938 ................................   457,202   417,880
Premises and equipment, net .................................................................    14,885    15,268
Accrued interest receivable .................................................................     6,459     6,747
Other assets ................................................................................     8,973     9,289
                                                                                               ========  ========
    Total assets ............................................................................  $983,042  $958,360
                                                                                               ========  ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing .........................................................................  $160,660  $152,154
Interest-bearing deposits ...................................................................   726,482   712,918
                                                                                               --------  --------
    Total deposits ..........................................................................   887,142   865,072
                                                                                               --------  --------
Federal funds purchased and securities purchased
    under repurchase agreements .............................................................    17,005    17,132
Other liabilities ...........................................................................     5,262     4,683
                                                                                               --------  --------
    Total liabilities .......................................................................   909,409   886,887
                                                                                               --------  --------

Shareholders' equity:
Preferred stock .............................................................................     ---       1,000
Common stock ................................................................................     3,033     3,003
Additional capital ..........................................................................     9,576     9,368
Retained earnings ...........................................................................    62,553    59,585
Accumulated other comprehensive income ......................................................       726       772
                                                                                               --------  --------
                                                                                                 75,888    73,728
Less common stock held in treasury--at cost .................................................     2,255     2,255
                                                                                               --------  --------
    Total shareholders' equity ..............................................................    73,633    71,473
                                                                                               --------  --------
    Total liabilities & shareholders' equity ................................................  $983,042  $958,360
                                                                                               ========  ========

      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        Three months ended
                                                            March 31,
                                                       -------------------
                                                        1998        1997
                                                       -------     -------
Interest income:
Loans ...............................................  $ 9,878     $ 7,421
Securities ..........................................    7,260       7,510
Federal funds sold and other temporary investments ..      363         241
                                                       -------     -------
    Total interest income ...........................   17,501      15,172
Interest expense ....................................    7,674       6,922
                                                       -------     -------
    Net interest income .............................    9,827       8,250
Provision for loan losses ...........................      200         375
                                                       -------     -------
    Net interest income after provision for loan
    losses ..........................................    9,627       7,875
                                                       -------     -------
Noninterest income:
Service charges .....................................    1,872       1,620
Other operating income ..............................      464         437
                                                       -------     -------
    Total noninterest income ........................    2,336       2,057
                                                       -------     -------
Noninterest expense:
Employee compensation and benefits ..................    4,410       4,070
Net bank premises expense ...........................      314         285
Equipment rentals, depreciation and maintenance .....      326         301
Other operating expenses ............................    1,688       1,573
                                                       -------     -------
    Total noninterest expenses ......................    6,738       6,229
                                                       -------     -------
    Earnings before income taxes ....................    5,225       3,703
Provision for income taxes ..........................    1,860       1,263
                                                       -------     -------
    Net earnings before preferred stock dividends ...    3,365       2,440
    Preferred stock dividends .......................       25         175
                                                       -------     -------
    Net earnings available to common shareholders ...  $ 3,340     $ 2,265
                                                       =======     =======
    Basic earnings per common share .................  $  0.36     $  0.25
                                                       =======     =======
    Diluted earnings per common share ...............  $  0.34     $  0.25
                                                       =======     =======

      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                             Accumulated
                                                                                                other                      Total
                                                                                               compre-       Common        share-
                                      Preferred       Common     Additional     Retained       hensive      stock in      holders'
                                        stock         stock       capital       earnings       income       treasury       equity
                                      ---------      --------    ----------     --------     -----------    --------      --------
Balance at January 1, 1997 ..........  $  7,000      $  2,980     $  3,824      $ 50,113      $  1,934      $ (3,882)     $ 61,969
Purchase of treasury stock ..........    ----          ----         ----          ----          ----            (408)         (408)
Sale of treasury stock ..............    ----          ----          5,745        ----          ----           2,035         7,780
Sale of common stock ................    ----              23          131        ----          ----          ----             154
Stock issuance cost .................    ----          ----           (332)       ----          ----          ----            (332)
Dividends ...........................    ----          ----         ----          (1,891)       ----          ----          (1,891)
Redemption of preferred stock .......    (6,000)       ----         ----          ----          ----          ----          (6,000)
Net change in unrealized gain
    (loss) on available-for-sale
    securities, net of tax of $598 ..    ----          ----         ----          ----          (1,162)       ----          (1,162)
Net earnings for the year ...........    ----          ----         ----          11,363        ----          ----          11,363
                                       --------      --------     --------      --------      --------      --------      --------
Balance at December 31, 1997 ........  $  1,000      $  3,003     $  9,368      $ 59,585      $    772      ($ 2,255)     $ 71,473
Sale of common stock(1) .............    ----              30          233        ----          ----          ----             263
Stock issuance cost(1) ..............    ----          ----             (5)       ----          ----          ----              (5)
Dividends(1) ........................    ----          ----         ----            (397)       ----          ----            (397)
Redemption of preferred stock(1) ....    (1,000)       ----            (20)       ----          ----          ----          (1,020)
Net change in unrealized gain
    (loss) on available-for-sale
    securities, net of tax of
    $25(1) ..........................    ----          ----         ----          ----             (46)       ----             (46)
Net earnings(1) .....................    ----          ----         ----           3,365        ----          ----           3,365
                                       --------      --------     --------      --------      --------      --------      --------
Balance at March 31, 1998(1) ........  $ ----        $  3,033     $  9,576      $ 62,553      $    726      ($ 2,255)     $ 73,633
                                       ========      ========     ========      ========      ========      ========      ========

(1) Unaudited

      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       Three months ended March 31,
                                                                                       ----------------------------
                                                                                           1998          1997
                                                                                         --------      --------
Cash flows from operating activities:
    Net earnings ......................................................................  $  3,365      $  2,440
    Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
    Depreciation and amortization .....................................................       619           460
    Accretion of discounts, net of amortization of premiums on securities .............      (130)         (181)
    Provision for loan losses .........................................................       200           375
    Gain on sale of premises, equipment and other real estate .........................      (219)           --
    Change in assets and liabilities, net of effects resulting from the acquisition of a bank, and the purchase of certain branch
      assets and liabilities:
      Decrease (increase) in accrued interest receivable ..............................       288          (858)
      Decrease in other assets ........................................................       132         8,325
      Increase (decrease) in other liabilities ........................................       603       (30,144)
                                                                                         --------      --------
         Net cash provided (used) by operating activities .............................     4,858       (19,583)
Cash flows from investing activities:
    Purchases of held-to-maturity securities ..........................................   (15,077)      (86,837)
    Proceeds from sales and maturities of available-for-sale securities ...............    27,383        31,525
    Proceeds from maturities of held-to-maturity securities ...........................    11,479         9,780
    Increase in loans, net of the effects resulting from the acquisition of a
    bank, and the purchase of certain branch assets and liabilities ...................   (39,522)      (15,345)
    Purchases of premises and equipment ...............................................      (265)         (348)
    Proceeds from sale of premises, equipment and other real estate ...................       432            --
    Net decrease in cash resulting from the acquisition of a bank .....................        --        (3,573)
    Net increase in cash resulting from the acquisition of certain branch assets and
      the assumption of certain liabilities ...........................................        --        96,500
                                                                                         --------      --------
         Net cash (used) provided by investing activities .............................   (15,570)       31,702
Cash flows from financing activities:
    Change in deposits, net of the effects resulting from the acquisition of a bank,
      and the purchase of certain branch assets and liabilities .......................    22,070        24,842
    Change in fed funds purchased and securities sold under repurchase
      Agreements ......................................................................      (127)       (9,700)
    Stock issuance cost ...............................................................        (5)           --
    Redemption of preferred stock .....................................................    (1,020)           --
    Sale of common stock ..............................................................       263           154
    Dividends paid ....................................................................      (397)         (469)
                                                                                         --------      --------
         Net cash provided from financing activities ..................................    20,784        14,827
                                                                                         --------      --------
         Net increase in cash and cash equivalents ....................................    10,072        26,946
Cash and cash equivalents at beginning of period ......................................    47,741        34,006
                                                                                         --------      --------
Cash and cash equivalents at end of period ............................................  $ 57,813      $ 60,952
                                                                                         ========      ========

      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                   Three months ended
                                                        March 31,
                                                  --------------------
                                                    1998         1997
                                                  -------      -------
Net earnings ...................................  $ 3,365      $ 2,440

Other comprehensive income, net of tax:

Unrealized gains (losses) on securities:
  Unrealized losses arising during the period ..      (46)      (1,065)
                                                  -------      -------

Comprehensive income ...........................  $ 3,319      $ 1,375
                                                  =======      =======

      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Prime Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, IBID, Inc.
(IBID) and Prime Bank (the "Bank"). All significant intercompany transactions and balances have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)      INCOME PER COMMON SHARE

         Income per common share was computed based on the following:

                                                        For the quarter ended
                                                              March 31,
                                                     -------------------------
                                                        1998            1997
                                                     ----------     ----------
Net earnings available to common shareholders .....  $    3,340     $    2,265

Weighted average common shares used in basic EPS ..   9,339,553      8,884,700
Potential dilutive common shares ..................     502,919        196,560
                                                     ----------     ----------
Weighted average common and potential dilutive
    common shares used in dilutive EPS ............   9,842,472      9,081,260

                                                     ==========     ==========
Basic earnings per common share ...................  $     0.36     $     0.25
                                                     ==========     ==========
Diluted earnings per common share .................  $     0.34     $     0.25
                                                     ==========     ==========

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 1998
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

(3)      COMPREHENSIVE INCOME

         Effective January 1, 1998, the company has adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology which includes disclosure of certain financial information that historically has not been recognized in the calculation of net earnings.

         The tax effects for components of comprehensive income are as follows:

                                                              Three months ended March 31,
                                       -----------------------------------------------------------------------
                                                      1998                                   1997
                                       --------------------------------       --------------------------------
                                         Before        Tax       Net of         Before        Tax       Net of
                                           Tax     (Expense)/      Tax            Tax     (Expense)/      Tax
                                         Amount      Benefit     Amount         Amount      Benefit     Amount
                                       --------------------------------       --------------------------------
Unrealized losses on securities
 arising during the period..........   $      (71)  $     25    $   (46)      $ (1,638)    $    573    $(1,065)
                                       --------------------------------       --------------------------------

Other comprehensive income..........   $      (71)  $     25    $   (46)      $ (1,638)    $    573    $(1,065)
                                       ================================       ================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Prime Bancshares, Inc. (the "Company") is a registered bank holding company that derives substantially all of its revenues and income from the operation of Prime Bank (the "Bank"). The Bank is a full service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through 18 full-service banking locations, 10 of which are located in the greater Houston metropolitan area. The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain certain forward-looking statements regarding future financial condition, results of operations, and the Company's business operations. Such statements involve risks, uncertainties and assumptions, including, but not limited to, monetary policy and general economic conditions in Texas and the Houston metropolitan area, the actions of competitors and customers, the success of the Company in implementing its strategic plan, and the effects of regulatory restrictions imposed on banks and bank holding companies generally, as discussed in the Company's Annual Report on Form 10-K with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should these underlying assumptions prove incorrect, actual outcomes may vary materially from outcomes expected or anticipated by the Company.

OVERVIEW

         Net earnings available to common shareholders were $3.3 million ($0.34 per common share on a diluted basis) for the quarter ended March 31, 1998 compared with $2.3 million ($0.25 per common share on a diluted basis) for the quarter ended March 31, 1997, an increase of $1.1 million or 47.5%. The Company posted returns on average common equity of 18.80% and 16.46% and returns on assets of 1.41% and 1.13% for the quarters ended March 31, 1998 and 1997, respectively. The increase in net earnings resulted primarily from higher net interest income, which in turn, was due mostly to higher average earning assets. During the quarter ended March 31, 1997, the Company acquired approximately $99.2 million in deposits related to three branch locations of a commercial bank and approximately $60.2 million in deposits of First Northwestern Bank, N.A., the transactions referred to herein as the "Acquisitions."

         The quarter ended March 31, 1998 was marked by strong loan growth. Total loans increased to $462.1 million at March 31, 1998 from $422.8 million at December 31, 1997, an increase of $39.3 million or 9.3%. Total assets were $983.0 million at March 31, 1998 compared with $958.4 million at December 31, 1997. The increase in total assets resulted mainly from an increase in total deposits to $887.1 million at March 31, 1998 from $865.1 million at December 31, 1997, an increase of $22.1 million or 2.6%. Common shareholders' equity was $73.6 million at March 31, 1998 compared with $70.5 million at December 31, 1997, an increase of $3.2 million or 4.5%. On January 2, 1998 the Company retired all of its outstanding preferred stock in the amount of $1.0 million.

RESULTS OF OPERATIONS

Interest Income

         Interest income for the quarter ended March 31, 1998 was $17.5 million, an increase of $2.3 million or 15.4% from the quarter ended March 31, 1997. The increase in interest income was due primarily to higher interest income on loans. Average loans were $442.4 for the quarter ended March 31, 1998 compared with $334.4 million for the quarter ended March 31, 1997, an increase of $108.1 million or 32.3%. Internal growth accounted for approximately $88.1 million of the increase in average loans, while the Acquisitions accounted for the remainder.

Interest Expense

         Interest expense on deposits and other interest-bearing liabilities was $7.7 million for the quarter ended March 31, 1998 compared with $6.9 million for the quarter ended March 31, 1997, an increase of $752,000 or 10.9%. The increase in interest expense was due primarily to an increase in average interest-bearing liabilities, which resulted mainly from the Acquisitions, to $739.9 million for the quarter ended March 31, 1998 from $675.9 million for the quarter ended March 31, 1997. In addition, the interest rate on average interest-bearing liabilities increased to 4.21% from 4.15% for the same periods.

Net Interest Income

         Net interest income was $9.8 million for the quarter ended March 31, 1998 compared with $8.3 million for the quarter ended March 31, 1997, an increase of $1.6 million or 19.1%. The increase in net interest income resulted primarily from growth in average earning assets to $920.3 million for the quarter ended March 31, 1998 from $817.8 million for the quarter ended March 31, 1997, an increase of $102.5 million or 12.5%. Also, the net interest margin increased to 4.33% from 4.09% for the same periods, due primarily to loan growth.

         The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 1998 and 1997. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                                                                       Three months Ended March 31,
                                              -----------------------------------------------------------------------------------
                                                              1998                                        1997
                                              ------------------------------------          -------------------------------------
                                                 Average      Interest     Average            Average       Interest     Average
                                               Outstanding     Earned/     Yield/           Outstanding      Earned/      Yield/
                                                 Balance        Paid        Rate              Balance         Paid         Rate
                                              -----------------------------------------------------------------------------------
ASSETS:                                                                   (Dollars in thousands)
Interest-earning assets:
      Loans ................................  $ 442,415      $   9,878        9.06%          $ 334,360      $   7,421        9.00%
      Securities ...........................    450,854          7,260        6.53%            465,294          7,510        6.55%
      Fed funds sold and other temporary
           Investments .....................     27,061            363        5.44%             18,150            241        5.39%
                                              ------------------------------------           ------------------------------------
           Total interest-earning assets ...    920,330      $  17,501        7.71%            817,804      $  15,172        7.52%
Less allowance for loan losses .............     (4,926)                                        (4,721)
                                              ---------                                      ---------
Total interest-earning assets, net
   of allowance ............................    915,404                                        813,083
Nonearning assets ..........................     55,445                                         58,905
                                              ---------                                      ---------
           Total assets ....................  $ 970,849                                      $ 871,988
                                              =========                                      =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
      Interest-bearing demand deposits .....  $ 124,135      $     562        1.84%          $ 122,945      $     640        2.11%
      Savings and money market accounts ....    167,010          1,239        3.01%            149,519          1,026        2.78%
      Certificates of deposit ..............    431,516          5,666        5.33%            401,754          5,232        5.28%
      Fed funds purchased and securities
         sold under repurchase agreements ..     17,258            207        4.86%              1,722             24        5.65%
                                              ------------------------------------           ------------------------------------
           Total interest-bearing
           liabilities .....................    739,919          7,674        4.21%            675,940          6,922        4.15%
                                              ------------------------------------           ------------------------------------
Noninterest-bearing liabilities:
      Noninterest-bearing demand deposits ..    153,407                                        126,686
      Other liabilities ....................      5,471                                          6,547
                                              ---------                                      ---------
           Total liabilities ...............    898,797                                        809,173
Shareholders' equity .......................     72,052                                         62,815
                                              ---------                                      ---------
           Total liabilities and
           shareholders' equity ............  $ 970,849                                      $ 871,988
                                              =========                                      =========
Net interest income ........................                 $   9,827                                      $   8,250
                                                             =========                                      =========
Net interest spread ........................                                  3.50%                                          3.37%
                                                                              ====                                           ====
Net interest margin ........................                                  4.33%                                          4.09%
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

                                                       Three months Ended March 31,
                                                   ---------------------------------
                                                              1998 vs. 1997
                                                   ---------------------------------
                                                          Increase (Decrease)
                                                                 Due to
                                                   ---------------------------------
                                                   Volume         Rate        Total
                                                   -------      -------      -------
                                                         (Dollars in thousands)
Interest-earning assets:
   Loans ........................................  $ 2,398      $    59      $ 2,457
   Securities ...................................     (233)         (17)        (250)
   Federal funds sold and other temporary
      Investments ...............................      118            4          122
                                                   -------      -------      -------
        Total increase in interest income .......    2,283           46        2,329
                                                   -------      -------      -------
Interest-bearing liabilities:
   Interest-bearing demand deposits .............        6          (84)         (78)
   Savings and money market accounts ............      120           93          213
   Certificates of deposit ......................      388           46          434
   Federal funds purchased and securities sold
      under repurchase agreements ...............      217          (34)         183
                                                   -------      -------      -------
        Total increase in interest expense ......      731           21          752
                                                   -------      -------      -------
   Increase in net interest income ..............  $ 1,552      $    25      $ 1,577
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

         Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 1998, the allowance for loan losses amounted to $4.9 million or 1.07% of total loans. The allowance for loan losses as a percentage of nonperforming loans was 607.64% at March 31, 1998.

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

         The provision for loan losses for the quarter ended March 31, 1998 was $200,000 compared with $375,000 for the quarter ended March 31, 1997. The decline related to continued strong credit quality. For the quarter ended March 31, 1998, net charge-offs were $210,000 or 0.19% of average loans.

         Set forth below is an analysis of the allowance for loan losses for the three months ended March 31, 1998:

                                                                 Three months
                                                                    ended
                                                                March 31, 1998
                                                                --------------
                                                                 (Dollars in
                                                                  thousands)
Average loans outstanding ..................................       $ 442,415

Gross loans outstanding at end of period ...................         462,130
Allowance for loan losses at beginning of period ...........           4,938
Provision for loan losses ..................................             200
Charge-offs:
    Commercial and industrial ..............................             (53)
    Real estate ............................................              (2)
    Consumer ...............................................            (267)
Recoveries:
    Commercial and industrial ..............................              11
    Real estate ............................................              12
    Consumer ...............................................              89
                                                                   ---------
Net loan (charge-offs) recoveries ..........................            (210)
                                                                   ---------
Allowance for loan losses at end of period .................       $   4,928
                                                                   =========

Ratio of allowance to end of period loans ..................            1.07%
Ratio of net charge-offs to average loans ..................             .19%
Ratio of allowance to end of period nonperforming loans ....          607.64%

Noninterest Income

         The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income for the quarter ended March 31, 1998 increased to $2.3 million from $2.1 million for the quarter ended March 31, 1997, an increase of $279,000 or 13.6%. The following table presents, for the periods indicated, the major categories of noninterest income:

                                                                       Three months ended
                                                                            March 31,
                                                                       ------------------
                                                                         1998       1997
                                                                       -------     ------
                                                                      (Dollar in thousands)
Service charges on deposit accounts ..................................  $1,872     $1,620
Retail services income ...............................................     338        287
Mortgage banking .....................................................      26         39
Investment services ..................................................      55         43
Securities lending ...................................................      10         22
Other noninterest income .............................................      35         46
                                                                        ------     ------
    Total noninterest income .........................................  $2,336     $2,057
                                                                        ======     ======

      The increase in noninterest income resulted primarily from increased service charges on deposit accounts, which was driven mainly by a greater number of transaction accounts and a pricing change on insufficient check charges.

Mortgage banking fees declined despite increased loans originated, due generally to the timing of fees earned. Securities lending fees were down from last year as maturing securities were used to fund loans.

Noninterest Expenses

      Noninterest expenses totaled $6.7 million for the quarter ended March 31, 1998 compared with $6.2 million for the quarter ended March 31, 1997, an increase of $509,000 or 8.2%. The following table presents, for the periods indicated, the major categories of noninterest expenses:

                                         Three months ended
                                             March 31,
                                        -------------------
                                          1998       1997
                                        -------     -------
                                       (Dollars in thousands)
Employee compensation and benefits ...  $ 4,410     $ 4,070
Non-staff expenses:
    Net bank premises expense ........      314         285
    Equipment rentals, depreciation
      and maintenance ................      326         301
    Data processing ..................      388         523
    Professional fees ................      191         155
    Regulatory assessments ...........       74        (105)
    Ad valorem and franchise taxes ...      146          86
    Other ............................      889         914
                                        -------     -------
         Total non-staff expenses ....    2,328       2,159
                                        =======     =======
         Total noninterest expenses ..  $ 6,738     $ 6,229
                                        =======     =======

      The increase in noninterest expenses resulted mainly from having the Acquisitions for a full three months in 1998 compared with approximately half of that period in 1997. In addition, the Company received a refund in FDIC insurance premiums of $169,000 in the quarter ended March 31, 1997, resulting from insured deposit rate adjustments. The remainder of the increase occurred mostly in employee compensation and benefits, professional fees, goodwill amortization and franchise tax expense.

      Employee compensation and benefits expense for the quarter ended March 31, 1998 was $4.4 million, an increase of $340,000 or 8.4% over the same period in 1997. The increase was due primarily to the Acquisitions and normal salary increases. The number of full-time equivalent employees was 425.5 at March 31, 1998 compared with 426.0 at March 31, 1997.

      Non-staff expenses were $2.3 million for the quarter ended March 31, 1998 compared with $2.2 million for the same period in 1997, an increase of 7.8%. Net bank premises expense increased $29,000 or 10.2% to $314,000, due primarily to owning (and occupying a large portion of) the Company's headquarters building for a full three months in 1998 compared with one month in 1997. Data processing expense declined $135,000 or 25.8% to $388,000, due mainly to expenses of approximately $132,000 in 1997 related to the Acquisitions. Professional fees increased $36,000 or 23.2%, resulting primarily from settlement of legal matters, mortgage related services, and greater guard service expense due to the Acquisitions. The increase in regulatory assessments of $179,000 reflected a $169,000 FDIC refund in the quarter ended March 31, 1997. Ad valorem and franchise taxes were $60,000 or 69.8% greater in the quarter ended March 31, 1998 compared with the same period in 1997. Other expenses included goodwill amortization which was $65,000 greater for the quarter ended March 31, 1998 compared with the same period in 1997, due to having the Acquisitions for a full three months in 1998. Also, included in other expenses for 1998 was a gain on the sale of fixed assets of $219,000.

Income Taxes

         Income tax expense increased approximately $597,000 to $1.9 million for the quarter ended March 31, 1998 from $1.3 million for the same period in 1997. The increase was primarily attributable to higher pretax net earnings.

FINANCIAL CONDITION

Loan Portfolio

         Total loans were $462.1 million at March 31, 1998, an increase of $39.3 million or 9.3% from $422.8 million at December 31, 1997. Loan growth occurred primarily in commercial and residential real estate. Loans comprised 49.7% of total earning assets at March 31, 1998 compared with 46.3% at December 31, 1997.

         The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 1998 and December 31, 1997:

                                       March 31,1998          December 31, 1997
                                   ---------------------    ---------------------
                                    Amount      Percent      Amount       Percent
                                   --------     --------    --------     --------
                                               (Dollars in thousands)
Commercial and industrial .......  $ 39,565         8.56%   $ 40,581         9.60%
Real estate:
      Construction and land
           Development ..........    32,024         6.93      27,579         6.52
      1-4 family residential ....    88,694        19.19      75,996        17.97
      Commercial mortgages ......   138,408        29.95     114,576        27.10
      Farmland ..................       692          .15         666          .16
      Multi-family residential ..     6,371         1.38       6,404         1.51
Consumer:
      Indirect ..................   102,060        22.08     101,540        24.02
      Direct ....................    54,316        11.76      55,476        13.12
                                   --------     --------    --------     --------
           Total loans ..........  $462,130       100.00%   $422,818       100.00%
                                   ========     ========    ========     ========

NONPERFORMING ASSETS

         Nonperforming assets were $1.2 million at March 31, 1998 compared with $1.3 million at December 31, 1997, reflecting continued strong asset quality. The ratio of nonperforming assets to total loans and other real estate was 0.25% and 0.32% at March 31, 1998 and December 31, 1997, respectively.

         The following table presents information regarding nonperforming assets as of the dates indicated:

                                                                                 March 31, December 31,
                                                                                    1998       1997
                                                                                 --------- ------------
                                                                                (Dollars in thousands)
Nonaccrual loans ...............................................................  $  811     $  865
Restructured loans .............................................................    ----       ----
                                                                                  ------     ------
Total nonperforming loans ......................................................     811        865
Other real estate ..............................................................     339        477
                                                                                  ------     ------
Total nonperforming assets .....................................................  $1,150     $1,342
                                                                                  ======     ======
Accruing loans 90 or more days past due ........................................  $  102     $   96

SECURITIES

         Securities totaled $437.7 million at March 31, 1998, a decline of $23.7 million from $461.4 million at December 31, 1997. The decline occurred as maturing securities were used to fund loans. At March 31, 1998, securities represented 44.5% of total assets compared with 48.1% of total assets at December 31, 1997. The yield on average securities for the quarter ended March 31, 1998 was 6.53% compared with 6.55% for the same period in 1997. At March 31, 1998, securities included $191.1 million in U.S. Treasury securities, $220.1 million in mortgage-backed securities, $25.5 million in collateralized mortgage obligations, and $1.0 million in municipal securities. The average life of the securities portfolio at March 31, 1998 was approximately two years and five months.

PREMISES AND EQUIPMENT

         Premises and equipment totaled $14.9 million at March 31, 1998, a decline of $383,000 from $15.3 million at December 31, 1997. The decline was due primarily to depreciation of existing premises and equipment.

DEPOSITS

         At March 31, 1998, demand and savings deposits accounted for approximately 51.1% of total deposits, while certificates of deposit made up 48.9%. Noninterest-bearing demand deposits totaled $160.1 million or 18.1% of total deposits at March 31, 1998 compared with $152.2 million or 17.6% of total deposits at December 31, 1997. The average cost of deposits, including noninterest-bearing demand deposits, was 3.46% for the quarter ended March 31, 1998 compared with 3.49% for the same period in 1997. The decline in average cost of deposits was due mainly to the increased share of noninterest-bearing deposits.

BORROWINGS

         Securities sold under repurchase agreements totaled $17.0 million at March 31, 1998. These short-term borrowings represent customers' funds. Separately, the Company has access to purchased funds from correspondent banks. While purchased funds have been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on external funding sources.

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

         Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 1998, the Company had cash and cash equivalents of $57.8 million, down from $61.0 million at March 31, 1997. The decline was due primarily to a decline in cash balances at correspondent banks.

         The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided (used) by operating activities was $4.9 million and $(19.6) million for the quarters ended March 31, 1998 and 1997, respectively. The difference related mainly to paying for securities that were purchased in 1996, in the quarter ended March 31, 1997.

         Net cash (used) provided by investing activities was $(15.6) million and $31.7 million for the quarters ended March 31, 1998 and 1997, respectively. In the quarter ended March 31, 1998, the Company funded more loans than it received in maturing investments. In the quarter ended March 31, 1997, the Acquisitions provided funds in excess of maturing investments.

         Net cash provided by financing activities was $20.8 million and $14.8 million for the quarters ended March 31, 1998 and 1997, respectively. The difference was due primarily to a greater decline in fed funds purchased and securities sold under repurchase agreements during the quarter ended March 31, 1997.

CAPITAL RESOURCES

         Total shareholders' equity as of March 31, 1998 was $73.6 million, an increase of $2.2 million or 3.0% compared with shareholders' equity of $71.5 million at December 31, 1997. The increase was largely attributable to net earnings, less common and preferred dividends, for the quarter ended March 31, 1998 of $3.3 million.

      Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation, with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The Company's risk-based capital ratios remain above the levels designated as "Well Capitalized" on March 31, 1998, with Tier 1 Capital, Total Risk-Based Capital and Leverage Capital Ratios of 13.24%, 14.21% and 7.04%, respectively. The Bank's risk-based capital ratios remain above the levels designated as "Well Capitalized" on March 31, 1998, with Tier-1 Capital, Total Risk-Based Capital and Leverage Capital Ratios of 13.25%, 14.22% and 6.96%, respectively.

YEAR 2000

     The Company established a Year 2000 Task Force in January 1996 to ensure there will be no material adverse effect on customers or disruption to business operations as a result of a failure of the Company or third parties to properly process any data, on or after January 1, 2000. The project plan consists of five phases - Awareness, Assessment, Renovation, Validation, and Implementation. The Awareness and Assessment phases are substantially complete and the Renovation and Validation phases are currently in process and on schedule. The inventory of systems has been performed and the risk assessment and prioritizing of those systems is complete. The Company does not utilize any in-house developed software. All software utilized has been provided by established software companies who retain the responsibility for Year 2000 compliance. These respective vendors have been contacted and requested to provide the current compliance status of their respective software and hardware systems. Their responses are being actively monitored and testing schedules are being developed and deployed based on the responses. It is anticipated that the validation phase will be complete by late 1998 or the first quarter 1999. Incremental costs for causing computer applications to be Year 2000 compliant is presently estimated to be immaterial. While the Company's efforts to obtain appropriate representations and assurances from third party vendors and other organizations that such entities will be able to meet all of their obligations to the Company without disruption as a result of the Year 2000 issues, there can be no assurance that the Company will not be adversely impacted by the failure of such third-party entities to achieve Year 2000 compliance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company manages market risk, which for the Company is primarily interest rate risk, through its Investment Committee. Senior officers and directors of the Company and the Bank compose the Investment Committee, and they periodically get advice from external sources to assist in the management of market risk. The Investment Committee functions in accordance with policies approved by the Company's Board of Directors.

         The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. It considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. At March 31, 1998, the Company estimated that a 200 basis point rise or decline in market interest rates over the next twelve months would affect its net interest income for the same period by less than 3.0%.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

         (a)  Not applicable

         (b)  Not applicable

         (c)  Not applicable

         (d)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is filed with this report:

              Exhibit 27.   Financial Data Schedule

         (b) No reports on Form 8-K were filed by the Company during the three months ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRIME BANCSHARES, INC.
                                        Registrant

Date:  May 7, 1998                      By:         /s/ FREDRIC M. SAUNDERS
                                           -------------------------------------
                                                Fredric M. Saunders
                                                Chairman of the Board and Chief
                                                Executive Officer
                                                (Principal Executive Officer)






Date:  May 7, 1998                      By:         /s/ L. ANDERSON CREEL
                                           -------------------------------------
                                                L. Anderson Creel
                                                Senior Vice President and Chief
                                                Financial Officer
                                                (Principal Financial Officer)

                               INDEX TO EXHIBITS



Exhibit
Number              Description
-------             -----------
  27                Financial Data Schedule