Form 10-Q
period 1998-06-30
PRIME BANCSHARES INC /TX/
filed 1998-08-14
CIK 1043446

================================================================================

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

As of August 12, 1998, there were 10,265,483 shares of the registrant's Common Stock, par value $.25 per share outstanding.

================================================================================

                   PRIME BANCSHARES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                                 Page
                                                                                                               ----
Item 1.  Financial Statements
           Consolidated Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997......................2
           Consolidated Statements of Earnings for the Three Months and Six Months Ended
             June 30, 1998 and 1997 (unaudited)...................................................................3
           Consolidated Statement of Changes in Shareholders' Equity..............................................4
           Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 1998 and 1997 (unaudited).............................................................5
           Consolidated Statements of Comprehensive Income for the Three Months and Six Months
             Ended June 30, 1998 and 1997 (unaudited).............................................................6
           Notes to Interim Consolidated Financial Statements.....................................................7
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................10
Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................19
Item 2.  Changes in Securities...................................................................................20
Item 3.  Defaults upon Senior Securities.........................................................................20
Item 4.  Submission of Matters to a Vote of Security Holders.....................................................20
Item 5.  Other Information.......................................................................................20
Item 6.  Exhibits and Reports on Form 8-K........................................................................20
Signatures.......................................................................................................21

                       PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PRIME BANCSHARES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                  June 30,     December 31,
                                                                    1998           1997
                                                                 ----------     ----------
                                                                 (Unaudited)
                                 ASSETS
Cash and cash equivalents:
Cash and due from banks ....................................     $   33,773     $   25,168
Federal funds sold and other temporary investments .........         42,583         42,553
                                                                 ----------     ----------
    Total cash and cash equivalents ........................         76,356         67,721
                                                                 ----------     ----------
Securities:
Available-for-sale .........................................        127,654        188,947
Held-to-maturity ...........................................        296,934        291,236
                                                                 ----------     ----------
    Total securities .......................................        424,588        480,183
                                                                 ----------     ----------
Loans, net of allowance for loan losses of $5,986 and $5,873        522,262        469,710
Premises and equipment, net ................................         16,435         16,984
Accrued interest receivable ................................          6,592          7,250
Other assets ...............................................          9,619         10,287
                                                                 ==========     ==========
    Total assets ...........................................     $1,055,852     $1,052,135
                                                                 ==========     ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing ........................................     $  184,783     $  179,754
Interest-bearing deposits ..................................        766,159        769,725
                                                                 ----------     ----------
    Total deposits .........................................        950,942        949,479
                                                                 ----------     ----------
Federal funds purchased and securities sold
    under repurchase agreements ............................         16,180         17,132
Other liabilities ..........................................          5,257          7,097
                                                                 ----------     ----------
    Total liabilities ......................................        972,379        973,708
                                                                 ----------     ----------

Shareholders' equity:
Preferred stock ............................................             --          1,000
Common stock ...............................................          3,228          3,190
Additional capital .........................................         13,802         13,594
Retained earnings ..........................................         67,670         61,498
Accumulated other comprehensive income .....................            398            770
                                                                 ----------     ----------
                                                                     85,098         80,052
Less common stock held in treasury--at cost ................          1,625          1,625
                                                                 ----------     ----------
    Total shareholders' equity .............................         83,473         78,427
                                                                 ----------     ----------
    Total liabilities & shareholders' equity ...............     $1,055,852     $1,052,135
                                                                 ==========     ==========


      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         Three months ended        Six months ended
                                                               June 30,                June 30,
                                                           1998       1997         1998       1997
                                                         -------------------     -------------------
Interest income:
Loans ..............................................     $11,741     $10,126     $22,921     $19,000
Securities .........................................       7,010       8,042      14,536      15,793
Federal funds sold and other temporary investments .         557         455       1,074         762
                                                         -------     -------     -------     -------
      Total interest income ........................      19,308      18,623      38,531      35,555
Interest expense ...................................       8,218       8,301      16,487      15,807
                                                         -------     -------     -------     -------
      Net interest income ..........................      11,090      10,322      22,044      19,748
Provision for loan losses ..........................         225         173         425         597
                                                         -------     -------     -------     -------
      Net interest income after provision for loan
      losses .......................................      10,865      10,149      21,619      19,151
Noninterest income:
Service charges ....................................       2,009       1,875       3,991       3,600
Other operating income .............................         593         556       1,117       1,029
                                                         -------     -------     -------     -------
      Total noninterest income .....................       2,602       2,431       5,108       4,629
Noninterest expense:
Employee compensation and benefits .................       4,875       4,419       9,757       8,992
Net bank premises expense ..........................         466         444         895         844
Equipment rentals, depreciation and maintenance ....         370         364         745         718
Realized losses on sale of available for sale
securities .........................................          46          --          46          --
Other operating expenses ...........................       2,506       2,201       4,464       4,066
                                                         -------     -------     -------     -------
      Total noninterest expenses ...................       8,263       7,428      15,907      14,620
                                                         -------     -------     -------     -------
      Earnings before income taxes .................       5,204       5,152      10,820       9,160
Provision for income taxes .........................       1,880       1,806       3,873       3,179
                                                         -------     -------     -------     -------
      Net earnings before preferred stock dividends        3,324       3,346       6,947       5,981
      Preferred stock dividends ....................          --         175          25         350
                                                         -------     -------     -------     -------
      Net earnings available to common shareholders      $ 3,324     $ 3,171     $ 6,922     $ 5,631
                                                         =======     =======     =======     =======
      Basic earnings per common share ..............     $  0.32     $  0.33     $  0.68     $  0.59
      Diluted earnings per common share ............     $  0.31     $  0.32     $  0.65     $  0.57


      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                            Accumulated
                                                                                               other                       Total
                                                                                              compre-        Common        share-
                                      Preferred      Common      Additional     Retained      hensive       stock in      holders'
                                        stock         stock       capital       earnings       income       treasury       equity
                                       --------      --------     --------      --------      --------      --------      --------
Balance at January 1, 1997 .......     $  7,000      $  3,167     $  8,050      $ 51,543      $  1,928      $ (3,252)     $ 68,436
Purchase of treasury stock .......         ----          ----         ----          ----          ----          (408)         (408)
Sale of treasury stock ...........         ----          ----        5,745          ----          ----         2,035         7,780
Sale of common stock .............         ----            23          131          ----          ----          ----           154
Stock issuance cost ..............         ----          ----         (332)         ----          ----          ----          (332)
Dividends ........................         ----          ----         ----        (1,890)         ----          ----        (1,890)
Redemption of preferred stock ....       (6,000)         ----         ----          ----          ----          ----        (6,000)
Net change in unrealized gain
    (loss) on available-for-sale
    securities, net of tax of $597         ----          ----         ----          ----        (1,158)         ----        (1,158)
Net earnings for the year ........         ----          ----         ----        11,845          ----          ----        11,845
                                       --------      --------     --------      --------      --------      --------      --------
Balance at December 31, 1997 .....        1,000         3,190       13,594        61,498           770        (1,625)       78,427
Sale of common stock(1) ..........         ----            38          250          ----          ----          ----           288
Stock issuance cost(1) ...........         ----          ----          (22)         ----          ----          ----           (22)
Dividends(1) .....................         ----          ----         ----          (775)         ----          ----          (775)
Redemption of preferred stock(1) .       (1,000)         ----          (20)         ----          ----          ----        (1,020)
Net change in unrealized gain
    (loss) on available-for-sale
    securities, net of tax of
    $25(1) .......................         ----          ----         ----          ----          (372)         ----          (372)
Net earnings(1) ..................         ----          ----         ----         6,947          ----          ----         6,947
                                       --------      --------     --------      --------      --------      --------      --------
Balance at June 30, 1998(1) ......     $   ----      $  3,228     $ 13,802      $ 67,670      $    398      $ (1,625)     $ 83,473
                                       ========      ========     ========      ========      ========      ========      ========

(1) Unaudited

      See accompanying Notes to Interim Consolidated Financial Statements.

                   PRIME BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


                                                                                     Six months ended June 30,
                                                                                     ------------------------
                                                                                       1998            1997
                                                                                     ---------      ---------
Cash flows from operating activities:
    Net earnings ...............................................................     $   6,947      $   5,981
    Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
    Depreciation and amortization ..............................................         1,105          1,017
    Accretion of discounts, net of amortization of premiums on securities ......          (177)          (328)
    Provision for loan losses ..................................................           425            597
    (Gain) loss on sale of premises, equipment and other real estate ...........          (230)             1
    Change in assets and liabilities, net of effects resulting from the 1997 acquisition of a bank, and the purchase of certain branch
      assets and liabilities:
      Decrease (increase) in accrued interest receivable .......................           658           (322)
      Decrease in other assets .................................................           484          5,899
      Decrease in other liabilities ............................................        (1,557)       (30,749)
                                                                                     ---------      ---------
         Net cash provided (used) by operating activities ......................         7,555        (17,904)
Cash flows from investing activities:
    Purchases of held-to-maturity securities ...................................       (44,472)      (103,066)
    Purchases of available for sale securities .................................           (62)          ----
    Proceeds from sales and maturities of available-for-sale securities ........        63,991         78,919
    Proceeds from maturities of held-to-maturity securities ....................        35,760          6,216
    Increase in loans, net of the effects resulting from the 1997 acquisition of
    a
      bank, and the purchase of certain branch assets and liabilities ..........       (52,977)       (32,438)
    Purchases of premises and equipment ........................................          (586)          (758)
    Proceeds from sale of premises, equipment and other real estate ............           444              4
    Net decrease in cash resulting from the acquisition of a bank ..............          ----         (3,572)
    Net increase in cash resulting from the acquisition of certain branch assets
      and the assumption of certain liabilities ................................          ----         96,500
                                                                                     ---------      ---------
         Net cash provided by investing activities .............................         2,098         41,805
Cash flows from financing activities:
    Increase in deposits, net of the effects resulting from the 1997 acquisition
      of a bank, and the purchase of certain branch assets and liabilities .....         1,463         29,804
    Decrease in fed funds purchased and securities sold under repurchase
      agreements ...............................................................          (952)        (9,600)
    Stock issuance cost ........................................................           (22)          ----
    Redemption of preferred stock ..............................................        (1,020)          ----
    Sale of common stock .......................................................           288            154
    Purchase of treasury stock .................................................          ----           (408)
    Dividends paid .............................................................          (775)          (941)
                                                                                     ---------      ---------
         Net cash (used) provided by financing activities ......................        (1,018)        19,009
                                                                                     ---------      ---------
         Net increase in cash and cash equivalents .............................         8,635         42,910
Cash and cash equivalents at beginning of period ...............................        67,721         48,968
                                                                                     ---------      ---------
Cash and cash equivalents at end of period .....................................     $  76,356      $  91,878
                                                                                     =========      =========

      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                 Three months ended        Six months ended
                                                                      June 30,                 June 30,
                                                                --------------------     --------------------
                                                                 1998          1997       1998          1997
                                                                -------      -------     -------      -------
Net earnings ..............................................     $ 3,324      $ 3,346     $ 6,947      $ 5,981

Other comprehensive income, net of tax:
Unrealized gains (losses) on available-for-sale securities:
   Unrealized gains (losses) arising during the period ....        (358)         133        (402)      (1,158)
   Less:  Reclassification adjustment for losses
     included in net earnings .............................          30         ----          30         ----
                                                                -------      -------     -------      -------
Other comprehensive income, net of tax ....................        (328)         133        (372)      (1,158)
                                                                -------      -------     -------      -------

Comprehensive income ......................................     $ 2,996      $ 3,479     $ 6,575      $ 4,823
                                                                =======      =======     =======      =======


      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Prime Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, IBID, Inc. ("IBID") and Prime Bank (the "Bank"). All significant intercompany transactions and balances have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)      INCOME PER COMMON SHARE

         Income per common share was computed based on the following:


                                                        For the quarter ended         For the six months ended
                                                               June 30,                        June 30,
                                                     ---------------------------     ---------------------------
                                                        1998            1997            1998            1997
                                                     -----------     -----------     -----------     -----------

Net earnings available to common shareholders ..     $     3,324     $     3,171     $     6,922     $     5,631

Weighted average common shares used in basic EPS      10,218,439       9,628,338      10,152,728       9,605,244
Potential dilutive common shares ...............         392,716         260,900         447,817         253,035
                                                     -----------     -----------     -----------     -----------
Weighted average common and potential dilutive
common shares used in dilutive EPS .............      10,611,155       9,889,238      10,600,545       9,858,279

                                                     -----------     -----------     -----------     -----------
Basic earnings per common share ................     $      0.32     $      0.33     $      0.68     $      0.59
                                                     -----------     -----------     -----------     -----------
Diluted earnings per common share ..............     $      0.31     $      0.32     $      0.65     $      0.57
                                                     ===========     ===========     ===========     ===========

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

(3) COMPREHENSIVE INCOME

         Effective January 1, 1998, the company adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology which includes disclosure of certain financial information that historically has not been recognized in the calculation of net earnings.

         The tax effects for components of other comprehensive income are as follows:


                                                         Three months ended June 30,
                                      --------------------------------------------------------------------
                                                    1998                                  1997
                                      -----------------------------------    -----------------------------
                                        Before       Tax       Net of        Before      Tax      Net of
                                         Tax     (Expense)/      Tax           Tax    (Expense)/   Tax
                                        Amount     Benefit     Amount        Amount     Benefit   Amount
                                      -----------------------------------    -----------------------------
Unrealized gains (losses) on securities
  arising during the period ...........     $(551)     $ 193      $(358)     $ 205     $ (72)     $ 133
Less:  Reclassification adjustment for
  losses included in net earnings .....        46        (16)        30       ----      ----       ----
                                            -----      -----      -----      -----     -----      -----
Other comprehensive income ............     $(505)     $ 177      $(328)     $ 205     $ (72)     $ 133
                                            =====      =====      =====      =====     =====      =====


                                                                   Six months ended June 30,
                                          -------------------------------------------------------------------------
                                                        1998                                  1997
                                          -----------------------------------    ----------------------------------
                                            Before       Tax       Net of        Before        Tax        Net of
                                             Tax     (Expense)/      Tax           Tax      (Expense)/      Tax
                                            Amount     Benefit     Amount        Amount       Benefit      Amount
                                          -----------------------------------    -----------------------------------
Unrealized (losses) on securities
  arising during the period ..........     $  (618)     $   216      $  (402)     $(1,782)     $   624     $(1,158)
Less:  Reclassification adjustment for
  losses included in net earnings ....          46          (16)          30         ----         ----        ----
                                           -------      -------      -------      -------      -------     -------
Other comprehensive income ...........     $  (572)     $   200      $  (372)     $(1,782)     $   624     $(1,158)
                                           =======      =======      =======      =======      =======     =======

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

(4)    ACQUISITIONS

     On May 22, 1998, the Company acquired Sunbelt National Bank, a Texas commercial bank with $81.4 million in assets and $72.8 million in deposits. The Company issued 747,463 shares of common stock to shareholders of Sunbelt based on an exchange ratio of 1.625 shares of the Company's common stock for each share of Sunbelt's stock.

     The Sunbelt acquisition was accounted for under the pooling of interest method of accounting. Accordingly, the consolidated financial statements include the consolidated accounts of Sunbelt for periods presented. Financial information on a separate company basis for the years ended December 31, 1997 and 1996 for the Company and Sunbelt was as follows:


                                                    Years ended December 31,
                               --------------------------------------------------------------------
                                           1997                                  1996
                               ------------------------------       -------------------------------
                                 Company          Sunbelt              Company          Sunbelt
                               -------------   --------------       --------------   --------------

Net interest income.........        $36,021           $4,923              $30,074           $4,572
Provision for loan losses...            825              371                1,246              145
Noninterest income..........          8,956              806                8,292              844
Noninterest expense.........         26,554            4,609               23,056            3,796
Net earnings................         11,363              483                9,222              947
Basic earnings per share....          $1.19            $1.05                $0.97            $2.06
Diluted earnings per share..           1.14             1.05                 0.92             2.06

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Prime Bancshares, Inc. (the "Company") is a registered bank holding company that derives substantially all of its revenues and income from the operation of Prime Bank (the "Bank"). The Bank is a full service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through 18 full-service banking locations, 10 of which are located in the greater Houston metropolitan area. The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain certain forward-looking statements regarding future financial condition, results of operations, and the Company's business operations. Such statements involve risks, uncertainties and assumptions, including, but not limited to, monetary policy and general economic conditions in Texas and the Houston metropolitan area, the actions of competitors and customers, the success of the Company in implementing its strategic plan, and the effects of regulatory restrictions imposed on banks and bank holding companies generally, as discussed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should these underlying assumptions prove incorrect, actual outcomes may vary materially from outcomes expected or anticipated by the Company.

OVERVIEW

         Net earnings available to common shareholders were $3.3 million ($0.31 per common share on a diluted basis) for the quarter ended June 30, 1998 compared with $3.2 million ($0.32 per common share on a diluted basis) for the quarter ended June 30, 1997, an increase of $153,000 or 4.8%. The Company posted returns on average common equity of 16.28% and 20.02% and returns on assets of 1.26% and 1.30% for the quarters ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998, net earnings available to common shareholders were $6.9 million ($0.65 per common share on a diluted basis) compared with $5.6 million ($0.57 per common share on a diluted basis) for the same period in 1997, an increase of $1.3 million or 22.9%.

         During the quarter ended June 30, 1998, the Company completed a merger with Sunbelt National Bank. The merger was accounted for as a pooling of interests in which the Company issued 747,463 shares of its common stock, $0.25 par value per share ("Common Stock") valued at approximately $20.0 million. (The accompanying financial data for all periods include Sunbelt.) The Company incurred a one-time charge of $506,000 for merger related expenses. For the quarter ended June 30, 1998, excluding the one-time charge, net earnings available to common shareholders would have been $3.7 million ($0.34 per common share on a diluted basis), and returns on average common equity and average assets would have been 17.90% and 1.38%, respectively. For the six months ended June 30, 1998, excluding the one-time charge, net earnings available to common shareholders would have been $7.3 million ($0.68 per common share on a diluted basis), and returns on average common equity and average assets would have been 18.16% and 1.39%, respectively.

         Total assets were $1.056 billion at June 30, 1998, compared with $1.052 billion at December 31, 1997. Total loans increased to $528.2 million at June 30, 1998 from $475.6 million at December 31, 1997, an increase of $52.7 million or 11.1%. Total deposits were $950.9 million at June 30, 1998 compared with $949.5 million at December 31, 1997. Noninterest-bearing deposits increased to $184.8 million at June 30, 1998 from $179.8 million at December 31, 1997, while certificates of deposit declined to $455.6 million from $460.7 million over the same period. Shareholders' equity was $83.5 million at June 30, 1998 compared with $78.4 million at December 31, 1997, an increase of $5.0 million or 6.4%.

RESULTS OF OPERATIONS

Interest Income

         Interest income for the quarter ended June 30, 1998 was $19.3 million, an increase of $685,000 or 3.7% from the quarter ended June 30, 1997. The increase in interest income was due primarily to higher interest income on loans, which resulted mostly from higher average loans. Average loans increased to $519.8 million for the quarter ended June 30, 1998 from $432.3 million for the quarter ended June 30, 1997, an increase of $87.4 million or 20.2%. For the six months ended June 30, 1998, interest income was $38.5 million, up $3.0 million or 8.4% from $35.6 million for the same period in 1997 due mainly to higher average interest-earning assets, including higher average loans.

Interest Expense

         Interest expense on deposits and other interest-bearing liabilities was $8.2 million for the quarter ended June 30, 1998 compared with $8.3 million for the quarter ended June 30, 1997, a decline of $83,000 or 1.0%. The decline was due mainly to lower interest rates on interest-bearing demand deposits and certificates of deposit. In addition, average interest-bearing liabilities declined to $787.6 million for the quarter ended June 30, 1998 from $789.3 million for the quarter ended June 30, 1997. For the six months ended June 30, 1998, interest expense was $16.5 million compared with $15.8 million for the same period in 1997, an increase of $680,000 or 4.3%. The increase resulted mainly from higher average interest-bearing liabilities. Average interest-bearing liabilities increased from the six months ended June 30, 1997 to the six months ended June 30, 1998 due to the acquisition of a bank and certain branch deposits in the first half of 1997, higher fed funds purchased and securities sold under repurchase agreements, and deposit growth.

Net Interest Income

         Net interest income was $11.1 million for the quarter ended June 30, 1998 compared with $10.3 million for the quarter ended June 30, 1997, an increase of $768,000 or 7.4%. The increase in net interest income resulted primarily from growth in average interest-earning assets to $1.003 billion for the quarter ended June 30, 1998 from $964 million for the quarter ended June 30, 1997, an increase of $39.2 million or 4.1%. The net interest margin increased to 4.43% from 4.30% for the same periods, due primarily to loan growth. Likewise, net interest income increased to $22.0 million for the six months ended June 30, 1998 from $19.7 million for the six months ended June 30, 1997, an increase of $2.3 million or 11.6%, due mainly to higher average interest-earning assets and higher average loans.

      The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and 1997. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.


                                                                        Three months ended June 30,
                                             ----------------------------------------------------------------------------------
                                                              1998                                        1997
                                             ----------------------------------------      ------------------------------------
                                                 Average      Interest     Average            Average     Interest   Average
                                               Outstanding     Earned/     Yield/           Outstanding   Earned/     Yield/
                                                 Balance        Paid        Rate              Balance       Paid       Rate
                                             ----------------------------------------------------------------------------------
ASSETS:                                                                   (Dollars in thousands)
Interest-earning assets:
      Loans.................................        $519,765     $11,741       9.06%            $432,318    $10,126      9.40%
      Securities............................         442,423       7,010       6.36%             498,086      8,042      6.48%
      Fed funds sold and other temporary
           investments......................          40,807         557       5.47%              33,377        455      5.47%
                                             ----------------------------------------      ------------------------------------
           Total interest-earning assets....       1,002,995     $19,308       7.72%             963,781    $18,623      7.75%
Less allowance for loan losses.............          (5,875)                                     (5,783)
                                             ----------------                              --------------
Total interest-earning assets, net
   of allowance............................          997,120                                     957,998
Nonearning assets..........................           62,104                                      77,691
                                             ================                              ==============
           Total assets.....................      $1,059,224                                  $1,035,689
                                             ================                              ==============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
      Interest-bearing demand deposits......        $127,674        $539       1.69%            $140,160       $715      2.05%
      Savings and money market accounts.....         183,829       1,400       3.05%             179,468      1,356      3.03%
      Certificates of deposit...............         459,311       6,078       5.31%             469,105      6,223      5.32%
      Fed funds purchased and securities
         sold under repurchase agreements...          16,630         197       4.74%                  54          1      4.77%
      Other borrowings......................             175           4       9.20%                 472          6      5.23%
                                             ----------------------------------------      ------------------------------------
           Total interest-bearing
           liabilities......................         787,619       8,218       4.18%             789,259      8,301      4.22%
                                             ----------------------------------------      ------------------------------------
Noninterest-bearing liabilities:
      Noninterest-bearing demand deposits...         183,463                                     169,901
      Other liabilities.....................           6,271                                       5,996
                                             ----------------                              --------------
           Total liabilities................         977,353                                      965156
Shareholders' equity.......................           81,871                                      70,533
                                             ================                              ==============
           Total liabilities and
           shareholders'....................      $1,059,224                                  $1,035,689
                                             ================                              ==============
             Equity
Net interest income........................                      $11,090                                    $10,322
                                                             ============                                ===========
Net interest spread........................                                    3.54%                                     3.53%
                                                                         ============                               ===========
Net interest margin........................                                    4.43%                                     4.30%
                                                                         ============                               ===========

                                                                         Six months ended June 30,
                                             ----------------------------------------------------------------------------------
                                                              1998                                        1997
                                             ----------------------------------------      ------------------------------------
                                                 Average      Interest     Average            Average     Interest   Average
                                               Outstanding     Earned/     Yield/           Outstanding   Earned/     Yield/
                                                 Balance        Paid        Rate              Balance       Paid       Rate
                                             ----------------------------------------------------------------------------------
ASSETS:                                                                   (Dollars in thousands)
Interest-earning assets:
      Loans.................................        $506,580     $22,921       9.12%            $411,682    $19,000      9.31%
      Securities............................         455,662      14,536       6.43%             489,960     15,793      6.50%
      Fed funds sold and other temporary
           investments......................          39,675       1,074       5.46%              28,178        762      5.45%
                                             ----------------------------------------      ------------------------------------
           Total interest-earning assets....       1,001,917     $38,531       7.76%             929,820    $35,555      7.71%
Less allowance for loan losses.............          (5,869)                                     (5,531)
                                             ----------------                              --------------
Total interest-earning assets, net
   of allowance............................          996,048                                     924,289
Nonearning assets..........................           62,938                                      72,346
                                             ================                              ==============
           Total assets.....................      $1,058,986                                    $996,635
                                             ================                              ==============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
      Interest-bearing demand deposits......        $128,881      $1,119       1.75%            $135,333     $1,386      2.07%
      Savings and money market accounts.....         183,207       2,783       3.06%             171,970      2,506      2.94%
      Certificates of deposit...............         461,355      12,171       5.32%             451,637     11,879      5.30%
      Fed funds purchased and securities
         sold under repurchase agreements...          16,942         404       4.80%                 883         25      5.60%
      Other borrowings......................             278          10       7.30%                 453         11      5.17%
                                             ----------------------------------------      ------------------------------------
           Total interest-bearing
           liabilities......................         790,663     $16,487       4.20%             760,276     15,807      4.19%
                                             ----------------------------------------      ------------------------------------
Noninterest-bearing liabilities:
      Noninterest-bearing demand deposits...         181,169                                     159,707
      Other liabilities.....................           6,622                                       6,664
                                             ----------------                              --------------
           Total liabilities................         978,454                                     926,647
Shareholders' equity.......................           80,532                                      69,988
                                             ================                              ==============
           Total liabilities and
           shareholders'....................      $1,058,986                                    $996,635
                                             ================                              ==============
             Equity
Net interest income........................                      $22,044                                    $19,748
                                                             ============                                ===========
Net interest spread........................                                    3.56%                                     3.52%
                                                                         ============                               ===========
Net interest margin........................                                    4.44%                                     4.28%
                                                                         ============                               ===========

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


                                                                Three months ended June 30,
                                                         ------------------------------------------
                                                                       1998 vs. 1997
                                                         ------------------------------------------
                                                            Increase (decrease)
                                                                   due to
                                                         ---------------------------
                                                           Volume          Rate          Total
                                                         ------------   ------------  -------------
                                                                  (Dollars in thousands)
Interest-earning assets:
   Loans...............................................       $2,050         $(435)         $1,615
   Securities..........................................        (899)          (133)        (1,032)
   Federal funds sold and other temporary
      Investments.......................................         101              1            102
                                                         ------------   ------------  -------------
        Total increase in interest income...............       1,252          (567)            685
                                                         ------------   ------------  -------------
Interest-bearing liabilities:
   Interest-bearing demand deposits....................          (64)          (112)          (176)
   Savings and money market accounts...................           33                            44
                                                                                 11
   Certificates of deposit.............................         (130)           (15)          (145)
   Federal funds purchased and securities sold
      under repurchase agreements.......................         197            (1)            196
   Other borrowings....................................          (4)              2            (2)
                                                         ------------   ------------  -------------
        Total increase in interest expense..............          32          (115)           (83)
                                                         ------------   ------------  -------------
   Increase in net interest income.....................       $1,220         $(452)           $768
                                                         ============   ============  =============


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

         Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 1998, the allowance for loan losses amounted to $6.0 million or 1.13% of total loans. The allowance for loan losses as a percentage of nonperforming loans was 571.7% at June 30, 1998.


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

         The provision for loan losses for the quarter ended June 30, 1998 was $225,000 compared with $173,000 for the quarter ended June 30, 1997. The increase resulted from continued growth in loans. For the six months ended June 30, 1998, net charge-offs were $312,000 or 0.12% of average loans.

         Set forth below is an analysis of the allowance for loan losses for the six months ended June 30, 1998:


                                                              Six months
                                                                ended
                                                            June 30, 1998
                                                            -------------
                                                             (Dollars in
                                                              thousands)

Average loans outstanding................................        $519,765

Gross loans outstanding at end of period.................         528,359
Allowance for loan losses at beginning of period.........           5,873
Provision for loan losses................................             425
Charge-offs:
    Commercial and industrial.............................           (57)
    Real estate...........................................            (2)
    Consumer..............................................          (471)
Recoveries:
    Commercial and industrial.............................             44
    Real estate...........................................             21
    Consumer..............................................            153
                                                            --------------
Net loan (charge-offs) recoveries........................           (312)
                                                            --------------
                                                            ==============
Allowance for loan losses at end of period...............          $5,986
                                                            ==============

Ratio of allowance to end of period loans................           1.13%
Ratio of net charge-offs to average loans................           0.12%
Ratio of allowance to end of period nonperforming loans..         571.73%


Noninterest Income

         The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income for the quarter ended June 30, 1998 increased to $2.6 million from $2.4 million for the quarter ended June 30, 1997, an increase of $171,000 or 7.0%. The following table presents, for the periods indicated, the major categories of noninterest income:


                                                  Three months ended                      Six months ended
                                                       June 30,                               June 30,
                                           --------------------------------        --------------------------------
                                               1998              1997                  1998              1997
                                           --------------    --------------        --------------    --------------
                                                                    (Dollars in thousands)
Service charges on deposit accounts.....          $2,009            $1,875                $3,991            $3,600
Retail services income..................             324               329                   679               633
Mortgage banking........................             101                42                   127                81
Investment services.....................              93                53                   152                96
Securities lending......................               3                21                    13                43
Other noninterest income................              72               111                   146               176
                                           --------------    --------------        --------------    --------------
      Total noninterest income..........          $2,602            $2,431                $5,108            $4,629
                                           ==============    ==============        ==============    ==============

      The increase in noninterest income for the quarter and six months ended June 30, 1998 over the same periods in 1997 was due primarily to increased service charges on deposit accounts, mainly as a result of a pricing change. In addition, mortgage banking fees and investment services fees increased, resulting from increased sales. Securities lending fees were down from last year as maturing securities were used to fund loans.

Noninterest Expenses

      Noninterest expenses totaled $8.3 million for the quarter ended June 30, 1998 compared with $7.4 million for the quarter ended June 30, 1997, an increase of $835,000 or 11.2%. The following table presents, for the periods indicated, the major categories of noninterest expenses:


                                                 Three months ended                       Six months ended
                                                      June 30,                                June 30,
                                           --------------------------------        --------------------------------
                                               1998              1997                  1998              1997
                                           --------------    --------------        --------------    --------------
                                                                         (Dollars in thousands)
Employee compensation and benefits......          $4,875            $4,419                $9,758            $8,991
Non-staff expenses:
       Net bank premises expense.........            466               444                   895               844
       Equipment rentals, depreciation
           and maintenance...............            370               364                   745               718
       Data processing...................            669               573                 1,133             1,163
       Professional fees.................            520               284                   786               482
       Regulatory assessments............             80                84                   165              (11)
       Ad valorem and franchise taxes....            167               157                   345               281
       Loss on sale of available-for-sale
           securities....................             46              ----                    46              ----
       Other.............................          1,070             1,103                 2,034             2,152
                                           --------------    --------------        --------------    --------------
                Total non-staff expenses.          3,388             3,009                 6,149             5,629
                                           --------------    --------------        --------------    --------------
                Total noninterest expenses        $8,263            $7,428               $15,907           $14,620
                                           ==============    ==============        ==============    ==============

      Much of the increase in noninterest expenses for the quarter and six month periods ended June 30, 1998 compared with comparable periods last year was due to one-time expenses related to the merger with Sunbelt National Bank. Merger related expenses totaled $506,000 and included $255,000 in data processing fees, $205,000 in professional fees, and a loss of $46,000 on the sale of securities.

      Employee compensation and benefits expenses were $4.9 million for the quarter ended June 30, 1998 and $9.8 million for the six months ended June 30, 1998, increases of $456,000 or 10.3% and $767,000 or 8.5% compared with the respective periods in 1997. The increases were due primarily to higher health insurance expense and increased salaries expense related to lending.

      Non-staff expenses were $3.4 million for the quarter ended June 30, 1998 and $6.1 million for the six months ended June 30, 1998, increases of $379,000 or 12.6% and $520,000 or 9.2% compared with the respective periods in 1997. Increases in data processing and professional service fees were related primarily to the merger with Sunbelt National Bank. Regulatory assessments expense increased for the six months ended June 30, 1998 due primarily to receiving a refund of $169,000 during the comparable period in 1997.

Income Taxes

         Income tax expense increased $74,000 to $1.9 million for the quarter ended June 30, 1998 from $1.8 million for the same period in 1997. The increase was primarily attributable to higher pretax net earnings.

FINANCIAL CONDITION

Loan Portfolio

         Total loans were $528.2 million at June 30, 1998, an increase of $52.7 million or 11.1% from $475.6 million at December 31, 1997. Loan growth occurred primarily in commercial and residential real estate. Loans comprised 53.1% of total earning assets at June 30, 1998 compared with 47.3% at December 31, 1997.

         The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 1998 and December 31, 1997:


                                             June 30, 1998                       December 31, 1997
                                      -----------------------------      -----------------------------
                                          Amount        Percent              Amount         Percent
                                      -------------  --------------      --------------   ------------
                                                            (Dollars in thousands)
Commercial and industrial...........        $54,529          10.33%             $58,103          12.22%
Real estate:
      Construction and land
           development...............        42,286           8.00               32,880           6.91
      1-4 family residential.........        96,409          18.25               83,425          17.54
      Commercial mortgages...........       166,392          31.50              127,281          26.77
      Farmland.......................           649            .12                1,085            .23
      Multi-family residential.......         6,163           1.17                9,853           2.07
Consumer:
      Indirect.......................       102,114          19.33              101,540          21.35
      Direct.........................        59,706          11.30               61,416          12.91
                                      --------------  -------------       --------------  -------------
           Total loans...............      $528,248         100.00%            $475,583         100.00%
                                      ==============  =============       ==============  =============


NONPERFORMING ASSETS

         Nonperforming assets were $1.9 million at June 30, 1998 compared with $1.3 million at December 31, 1997, an increase of $551,000. The ratios of nonperforming assets to total loans and other real estate were 0.36% and 0.28% at June 30, 1998 and December 31, 1997, respectively, reflecting continued strong asset quality.

         The following table presents information regarding nonperforming assets as of the dates indicated:


                                                      June 30,        December 31,
                                                       1998               1997
                                                 -----------------  -----------------
                                                         (Dollars in thousands)

Nonaccrual loans.............................                $962               $865
Restructured loans...........................                  85               ----
                                                 -----------------  -----------------
Total nonperforming loans....................               1,047                865
Other real estate............................                 846                477
                                                 -----------------  -----------------
Total nonperforming assets...................              $1,893             $1,342
                                                 =================  =================
Accruing loans 90 or more days past due......                 $55                $96

SECURITIES

         Securities totaled $424.6 million at June 30, 1998 compared with $480.2 million at December 31, 1997, a decline of $55.6 million or 11.6%. The decline occurred as maturing securities were used to fund loans. At June 30, 1998, securities represented 40.2% of total assets compared with 45.6% of total assets at December 31, 1997. The yield on average securities for the quarter ended June 30, 1998 was 6.36% compared with 6.48% for the same period in 1997. At June 30, 1998, securities included $165.7 million in U.S. Treasury securities, $234.8 million in mortgage-backed securities, $22.2 million in collateralized mortgage obligations, and $1.0 million in municipal securities. The average life of the securities portfolio at June 30, 1998 was approximately two years and two months.

PREMISES AND EQUIPMENT

         Premises and equipment totaled $16.4 million at June 30, 1998, a decline of $549,000 or 3.2% from $17.0 million at December 31, 1997. The decline was due primarily to depreciation of existing premises and equipment.

DEPOSITS

         Total deposits were $950.9 million at June 30, 1998 compared with $949.5 million at December 31, 1997, an increase of $1.5 million. At June 30, 1998 demand and savings deposits accounted for approximately 52.1% of total deposits, while certificates of deposit made up 47.9%. Noninterest-bearing demand deposits totaled $185.0 million or 19.4% of total deposits at June 30, 1998 compared with $180.8 million or 18.9% of total deposits at December 31, 1997. The average cost of deposits, including noninterest-bearing demand deposits, was 3.39% for the quarter ended June 30, 1998 compared with 3.47% for the same period in 1997. The decline in average cost of deposits was due mainly to a decline in the average rate paid on interest-bearing demand deposits and to an increased share of noninterest-bearing deposits.

BORROWINGS

         Fed funds purchased and securities sold under repurchase agreements totaled $16.2 million at June 30, 1998. These short-term borrowings represent customers' funds. Separately, the Company has access to purchased funds from correspondent banks. While purchased funds have been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on external funding sources.

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

         Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 1998, the Company had cash and cash equivalents of $76.4 million, down from $91.9 million at June 30, 1997. The decline was due primarily to a decline in cash balances at correspondent banks.

         The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided (used) by operating activities was $7.6 million and $(17.9) million for the six months ended June 30, 1998 and 1997, respectively. The difference related mainly to payment in early 1997 for securities that were purchased and accrued for in 1996.

         Net cash provided by investing activities was $2.1 million and $41.8 million for the six months ended June 30, 1998 and 1997, respectively. During the six months ended June 30, 1998, the Company received proceeds from sold and matured securities in excess of loans funded. During the six months ended June 30, 1997, the acquisition of certain branch assets and the assumption of certain liabilities provided funds in excess of maturing investments.

         Net cash (used) provided by financing activities was $(1.0) million and $19.0 million for the six months ended June 30, 1998 and 1997, respectively. The difference was due primarily to an increase in deposits for the six months ended June 30, 1997 related to the acquisition of a bank and the purchase of certain branch assets and liabilities.

CAPITAL RESOURCES

         Total shareholders' equity was $83.5 million at June 30, 1998 compared with $78.4 million at December 31, 1997, an increase of $5.0 million or 6.4%. The increase was due primarily to net earnings of $6.9 million for the six months ended June 30, 1998, less common and preferred dividends.

      Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation, with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The Company's risk-based capital ratios remain above the levels designated as "well capitalized" on June 30, 1998, with Tier 1 capital, total risk-based capital and leverage capital ratios of 13.57%, 14.60% and 7.43%, respectively. The Bank's risk-based capital ratios remain above the levels designated as "well capitalized" on June 30, 1998, with Tier-1 capital, total risk-based capital and leverage capital ratios of 13.41%, 14.45% and 7.34%, respectively.

YEAR 2000

     The Company established a Year 2000 Task Force in January 1996 to ensure there will be no material adverse effect on customers or disruption to business operations as a result of a failure of the Company or third parties to properly process any data, on or after January 1, 2000. The project plan consists of five phases - Awareness, Assessment, Renovation, Validation, and Implementation. The Awareness and Assessment phases are substantially complete and the Renovation and Validation phases are currently in process and on schedule. The inventory of systems has been performed and the risk assessment and prioritizing of those systems is complete. The Company does not utilize any in-house developed software. All software utilized has been provided by established software companies who retain the responsibility for Year 2000 compliance. These respective vendors have been contacted and requested to provide the current compliance status of their respective software and hardware systems. Their responses are being actively monitored and testing schedules are being developed and deployed based on the responses. It is anticipated that the validation phase will be complete by late 1998 or the first quarter 1999. Management does not expect that costs for bringing the Company's computer applications into Year 2000 compliance will have a materially adverse effect on the Company's financial condition, results of operations or liquidity. However, management's ability to predict the cost associated with Year 2000 compliance is subject to some uncertainties. While the Company has made efforts to obtain appropriate representations and assurances from third party vendors and other organizations that such entities will be able to meet all of their obligations to the Company without disruption as a result of the Year 2000 issues, there can be no assurance that the Company will not be adversely impacted by the failure of such third-party entities to achieve Year 2000 compliance.

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

         The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. It considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. At June 30, 1998, the Company estimated that a 200 basis point rise or decline in market interest rates over the next twelve months would affect its net interest income for the same period by less than 5.0%.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

         (a)  Not applicable

         (b)  Not applicable

         (c)  Not applicable

         (d)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       On April 16, 1998 the Company held its Annual Meeting of shareholders to consider and act upon the following items: (i) the election of two persons as Class I directors to serve on the Board of Directors of the Company until the Company's 2001 Annual Meeting of Shareholders and until their successors are duly elected and qualified and (ii) a proposal to ratify the appointment of Grant Thornton LLP as the independent auditors of the books and accounts of the Company for the year ending December 31, 1998.

         With respect to election of directors, the voting was as follows:


                                                                 Broker
Nominee                                For        Withheld      Non-Vote
------------------                 ------------   ----------   ------------
Nominee #1                           8,093,423       36,925         0
Nominee #2                           8,080,223       50,125         0

With respect to appointment of the independent auditors, the vote was as follows:


                                                             Broker
                     For         Against       Abstain      Non-Vote
                 ------------   -----------   ----------   -----------
      (ii)         8,119,711         5,637        5,000             0


There was no other business to come before the meeting.



ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is filed with this report:

              Exhibit 27.   Financial Data Schedule

         (b) No reports on Form 8-K were filed by the Company during the three months ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PRIME BANCSHARES, INC.
                                  Registrant

Date:  August 12, 1998            By:     /s/ FREDRIC M. SAUNDERS
                                     ---------------------------------------
                                          Fredric M. Saunders
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date:  August 12, 1998            By:     /s/ L. ANDERSON CREEL
                                     --------------------------------------
                                          L. Anderson Creel
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                              INDEX TO EXHIBITS


Exhibit
Number                  Description
------                  -----------
27                      Financial Data Schedule
