Form 10-Q/A
period 1998-06-30
PRIME BANCSHARES INC /TX/
filed 1998-09-14
CIK 1043446

================================================================================

                                  FORM 10-Q/A
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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
                                       ========      ========     ========      ========      ========      ========      ========

(1) Unaudited

      See accompanying Notes to Interim Consolidated Financial Statements.

                   PRIME BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


                                                                                     Six months ended June 30,
                                                                                     ------------------------
                                                                                       1998            1997
                                                                                     ---------      ---------
Cash flows from operating activities:
    Net earnings ...............................................................     $   6,947      $   5,981
    Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
    Depreciation and amortization ..............................................         1,105          1,017
    Accretion of discounts, net of amortization of premiums on securities ......          (177)          (328)
    Provision for loan losses ..................................................           425            597
    (Gain) loss on sale of premises, equipment and other real estate ...........          (230)             1
    Change in assets and liabilities, net of effects resulting from the 1997 acquisition of a bank, and the purchase of certain branch
      assets and liabilities:
      Decrease (increase) in accrued interest receivable .......................           658           (322)
      Decrease in other assets .................................................           484          5,899
      Decrease in other liabilities ............................................        (1,657)       (30,749)
                                                                                     ---------      ---------
         Net cash provided (used) by operating activities ......................         7,555        (17,904)
Cash flows from investing activities:
    Purchases of held-to-maturity securities ...................................       (44,472)      (103,066)
    Purchases of available for sale securities .................................           (62)          ----
    Proceeds from sales and maturities of available-for-sale securities ........        63,991         78,919
    Proceeds from maturities of held-to-maturity securities ....................        35,760          6,216
    Increase in loans, net of the effects resulting from the 1997 acquisition of
    a
      bank, and the purchase of certain branch assets and liabilities ..........       (52,977)       (32,438)
    Purchases of premises and equipment ........................................          (586)          (758)
    Proceeds from sale of premises, equipment and other real estate ............           444              4
    Net decrease in cash resulting from the acquisition of a bank ..............          ----         (3,572)
    Net increase in cash resulting from the acquisition of certain branch assets
      and the assumption of certain liabilities ................................          ----         96,500
                                                                                     ---------      ---------
         Net cash provided by investing activities .............................         2,098         41,805
Cash flows from financing activities:
    Increase in deposits, net of the effects resulting from the 1997 acquisition
      of a bank, and the purchase of certain branch assets and liabilities .....         1,463         29,804
    Decrease in fed funds purchased and securities sold under repurchase
      agreements ...............................................................          (952)        (9,600)
    Stock issuance cost ........................................................           (22)          ----
    Redemption of preferred stock ..............................................        (1,020)          ----
    Sale of common stock .......................................................           288            154
    Purchase of treasury stock .................................................          ----           (408)
    Dividends paid .............................................................          (775)          (941)
                                                                                     ---------      ---------
         Net cash (used) provided by financing activities ......................        (1,018)        19,009
                                                                                     ---------      ---------
         Net increase in cash and cash equivalents .............................         8,635         42,910
Cash and cash equivalents at beginning of period ...............................        67,721         48,968
                                                                                     ---------      ---------
Cash and cash equivalents at end of period .....................................     $  76,356      $  91,878
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

             *  Exhibit 27.   Financial Data Schedule

         (b) No reports on Form 8-K were filed by the Company during the three months ended June 30, 1998.

         * Previously filed

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PRIME BANCSHARES, INC.
                                  Registrant

Date:  September 10, 1998         By:     /s/ FREDRIC M. SAUNDERS
                                     ---------------------------------------
                                          Fredric M. Saunders
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date:  September 10, 1998         By:     /s/ L. ANDERSON CREEL
                                     --------------------------------------
                                          L. Anderson Creel
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)