Form 10-Q
period 1998-09-30
PRIME BANCSHARES INC /TX/
filed 1998-11-13
CIK 1043446

================================================================================
                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

As of November 10, 1998, there were 10,295,483 shares of the registrant's Common Stock, par value $.25 per share outstanding.

================================================================================

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                                 Page
                                                                                                               ----

Item 1.  Financial Statements
           Consolidated Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997.................2
           Consolidated Statements of Earnings for the Three Months and Nine Months Ended
             September 30, 1998 and 1997 (unaudited)..............................................................3
           Consolidated Statement of Changes in Shareholders' Equity..............................................4
           Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 1998 and 1997 (unaudited)........................................................5
           Consolidated Statements of Comprehensive Income for the Three Months and Nine Months
             Ended September 30, 1998 and 1997 (unaudited)........................................................6
           Notes to Interim Consolidated Financial Statements.....................................................7
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................19
Item 2.  Changes in Securities...................................................................................19
Item 3.  Defaults upon Senior Securities.........................................................................19
Item 4.  Submission of Matters to a Vote of Security Holders.....................................................19
Item 5.  Other Information.......................................................................................19
Item 6.  Exhibits and Reports on Form 8-K........................................................................19
Signatures.......................................................................................................20

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                September 30,  December 31,
                                                                    1998           1997
                                                                 ----------     ----------
                                                                 (Unaudited)
                                 ASSETS
Cash and cash equivalents:
Cash and due from banks ....................................     $   26,321     $   25,168
Federal funds sold and other temporary investments .........         28,113         42,553
                                                                 ----------     ----------
    Total cash and cash equivalents ........................         54,434         67,721
                                                                 ----------     ----------
Securities:
Available-for-sale .........................................        103,933        188,947
Held-to-maturity ...........................................        322,542        291,236
                                                                 ----------     ----------
    Total securities .......................................        426,475        480,183
                                                                 ----------     ----------
Loans, net of allowance for loan losses of $5,954 and $5,873        522,383        469,710
Premises and equipment, net ................................         16,652         16,984
Accrued interest receivable ................................          6,006          7,250
Other assets ...............................................          8,834         10,287
                                                                 ==========     ==========
    Total assets ...........................................     $1,034,784     $1,052,135
                                                                 ==========     ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing ........................................     $  169,497     $  179,754
Interest-bearing deposits ..................................        751,959        769,725
                                                                 ----------     ----------
    Total deposits .........................................        921,456        949,479
                                                                 ----------     ----------
Federal funds purchased and securities sold
    under repurchase agreements ............................         22,878         17,132
Other liabilities ..........................................          4,187          7,097
                                                                 ----------     ----------
    Total liabilities ......................................        948,521        973,708
                                                                 ----------     ----------

Shareholders' equity:
Preferred stock ............................................             --          1,000
Common stock ...............................................          3,247          3,190
Additional capital .........................................         13,878         13,594
Retained earnings ..........................................         70,453         61,498
Accumulated other comprehensive income .....................            310            770
                                                                 ----------     ----------
                                                                     87,888         80,052
Less common stock held in treasury--at cost ................          1,625          1,625
                                                                 ----------     ----------
    Total shareholders' equity .............................         86,263         78,427
                                                                 ----------     ----------
    Total liabilities & shareholders' equity ...............     $1,034,784     $1,052,135
                                                                 ==========     ==========

      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           Three months ended         Nine months ended
                                                               September 30,             September 30,
                                                             1998        1997          1998        1997
                                                           -------     -------       -------     -------

Interest income:
Loans...............................................       $11,920     $10,515       $34,841     $29,515
Securities..........................................         6,454       7,803        20,991      23,595
Federal funds sold and other temporary investments..           791         416         1,864       1,178
                                                           -------     -------       -------     -------
      Total interest income.........................        19,165      18,734        57,696      54,288
Interest expense....................................         8,184       8,336        24,670      24,144
                                                           -------     -------       -------     -------
      Net interest income...........................        10,981      10,398        33,026      30,144
Provision for loan losses...........................           275         150           700         746
                                                           -------     -------       -------     -------
      Net interest income after provision for loan
      losses........................................        10,706      10,248        32,326      29,398
Noninterest income:
Service charges.....................................         2,047       1,932         6,038       5,532
Other operating income..............................           534         598         1,651       1,627
                                                           -------     -------       -------     -------
      Total noninterest income......................         2,581       2,530         7,689       7,159
Noninterest expense:
Employee compensation and benefits..................         4,856       4,645        14,614      13,637
Net bank premises expense...........................           532         474         1,426       1,318
Equipment expense...................................           424         341         1,169       1,059
Realized losses on sale of available for sale
securities..........................................           ---        ----            46        ----
Other operating expenses............................         2,208       2,440         6,672       6,506
                                                           -------     -------       -------     -------
      Total noninterest expenses....................         8,020       7,900        23,927      22,520
                                                           -------     -------       -------     -------
      Earnings before income taxes..................         5,267       4,878        16,088      14,037
Provision for income taxes..........................         1,878       1,794         5,751       4,973
                                                           -------     -------       -------     -------
      Net earnings before preferred stock dividends.         3,389       3,084        10,337       9,064
      Preferred stock dividends.....................          ----         175            25         525
                                                           -------     -------       -------     -------
      Net earnings available to common shareholders.       $ 3,389     $ 2,909       $10,312     $ 8,539
                                                           =======     =======       =======     =======
      Basic earnings per common share...............       $  0.33     $  0.30       $  1.01     $  0.89
      Diluted earnings per common share.............       $  0.32     $  0.29       $  0.97     $  0.86


      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                       Accumulated
                                                                                          other                     Total
                                                                                          compre-       Common      share-
                                    Preferred      Common     Additional   Retained       hensive      stock in     holders'
                                      stock        stock       capital     earnings       income       treasury     equity
                                     --------     --------    ---------   ---------      ---------  ----------    ---------
Balance at January 1, 1997........   $  7,000     $  3,167    $   8,050   $  51,543      $   1,928  $   (3,252)   $  68,436
Purchase of treasury stock........         --           --           --          --             --        (408)        (408)
Sale of treasury stock............         --           --        5,745          --             --       2,035        7,780
Sale of common stock..............         --           23          131          --             --          --          154
Stock issuance cost...............         --           --         (332)         --             --          --         (332)
Dividends.........................         --           --           --      (1,890)            --          --       (1,890)
Redemption of preferred stock.....     (6,000)          --           --          --             --          --       (6,000)
Net change in unrealized gain
    (loss) on available-for-sale
    securities, net of tax of $597         --           --           --          --         (1,158)         --       (1,158)
Net earnings for the year.........         --           --           --      11,845             --          --       11,845
                                     --------     --------    ---------   ---------      ---------  ----------    ---------
Balance at December 31, 1997......      1,000        3,190       13,594      61,498            770      (1,625)      78,427
Sale of common stock(1)...........         --           57          326          --             --          --          383
Stock issuance cost(1)............         --           --          (22)         --             --          --          (22)
Dividends(1)......................         --           --           --      (1,382)            --          --       (1,382)
Redemption of preferred stock(1)..     (1,000)          --          (20)         --             --          --       (1,020)
Net change in unrealized gain
    (loss) on available-for-sale
    securities, net of tax of
    $231(1).......................         --           --           --          --           (460)         --         (460)
Net earnings(1)...................         --           --           --      10,337             --          --       10,337
                                     --------     --------    ---------   ---------      ---------  ----------    ---------
Balance at September 30, 1998(1)     $     --     $  3,247    $  13,878   $  70,453      $     310  $   (1,625)   $  86,263
                                     ========     ========    =========   =========      =========  ==========    =========

(1) Unaudited
      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           Nine months ended September 30,
                                                                                           ------------------------------
                                                                                             1998                 1997
                                                                                           ---------            ---------
Cash flows from operating activities:
    Net earnings..................................................................         $  10,337            $   9,064
    Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
    Depreciation and amortization.................................................             1,544                1,375
    Accretion of discounts, net of amortization of premiums on securities.........              (184)                (471)
    Provision for loan losses.....................................................               700                  746
    (Gain) loss on sale of premises, equipment and other real estate..............              (230)                   1
    Change in assets and liabilities, net of effects resulting from the 1997 acquisition of a bank, and the purchase of certain branch
      assets and liabilities:
      Decrease (increase) in accrued interest receivable..........................             1,244               (1,126)
      Decrease in other assets....................................................             1,269                5,935
      Decrease in other liabilities...............................................            (2,680)             (30,082)
                                                                                           ---------            ---------
         Net cash provided (used) by operating activities.........................            12,000              (14,558)
Cash flows from investing activities:
    Purchases of held-to-maturity securities......................................           (94,245)            (130,349)
    Purchases of available for sale securities....................................               (62)              (4,640)
    Proceeds from sales and maturities of available-for-sale securities...........            87,754              112,440
    Proceeds from maturities of held-to-maturity securities.......................            59,755               11,949
    Increase in loans, net of the effects resulting from the 1997 acquisition of
      a bank, and the purchase of certain branch assets and liabilities...........           (53,373)             (49,208)
    Purchases of premises and equipment...........................................            (1,242)              (1,343)
    Proceeds from sale of premises, equipment and other real estate...............               444                    4
    Net decrease in cash resulting from the acquisition of a bank.................         ---------               (3,667)
    Net increase in cash resulting from the acquisition of certain branch assets and
      the assumption of certain liabilities.......................................                --               96,500
                                                                                           ---------            ---------
         Net cash provided by investing activities................................              (969)              31,686
Cash flows from financing activities:
    (Decrease) increase in deposits, net of the effects resulting from the 1997
      acquisition of a bank, and the purchase of certain branch assets and                   (28,023)               3,025
      liabilities.................................................................
    Increase in fed funds purchased and securities sold under repurchase
      agreements..................................................................             5,746               21,444
    Stock issuance cost...........................................................               (22)                  --
    Redemption of preferred stock.................................................            (1,020)                  --
    Sale of treasury stock in initial public offering, net .......................                --                7,614
    Sale of common stock..........................................................               383                  154
    Purchase of treasury stock....................................................                --                 (408)
    Dividends paid................................................................            (1,382)              (1,410)
                                                                                           ---------            ---------
         Net cash (used) provided by financing activities.........................           (24,318)              30,419
                                                                                           ---------            ---------
         Net increase in cash and cash equivalents................................           (13,287)              47,547
Cash and cash equivalents at beginning of period.................................             67,721               48,968
                                                                                           ---------            ---------
Cash and cash equivalents at end of period.......................................          $  54,434            $  96,515
                                                                                           =========            =========

      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                            Three months ended             Nine months ended
                                                              September 30,                  September 30,
                                                          -----------------------       ------------------------
                                                            1998           1997            1998           1997
                                                          --------       --------       ---------       --------

Net earnings........................................      $  3,389       $  3,084       $  10,337       $  9,064

Other comprehensive income, net of tax:
Unrealized losses on available-for-sale securities:
   Unrealized losses arising during the period                (88)           (21)            (490)          (953)
   Less:  Reclassification adjustment for losses
     included in net earnings.......................            --             --              30             --
                                                          --------       --------       ---------       --------
Other comprehensive income, net of tax..............          (88)           (21)            (460)          (953)
                                                          --------       --------       ---------       --------

Comprehensive income................................      $  3,301       $  3,063       $   9,877       $  8,111
                                                          ========       ========       =========       ========

      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Prime Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, IBID, Inc. ("IBID") and Prime Bank (the "Bank"). All significant intercompany transactions and balances have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)      INCOME PER COMMON SHARE

         Income per common share was computed based on the following:

                                                               Three months ended                 Nine months ended
                                                                  September 30,                      September 30,
                                                          ---------------------------        ---------------------------
                                                               1998            1997              1998             1997
                                                          -----------     -----------        -----------      ----------

Net earnings available to common shareholders......       $     3,389     $     2,909        $    10,312      $    8,539

Weighted average common shares used in basic EPS...        10,278,853       9,609,070         10,195,472       9,606,618
Potential dilutive common shares...................           320,299         497,242            404,642         335,361
                                                          -----------     -----------        -----------      ----------
Weighted average common and potential dilutive
common shares used in dilutive EPS.................        10,599,152      10,106,312         10,600,114       9,941,979

                                                          -----------     -----------        -----------      ----------
Basic earnings per common share....................       $      0.33     $      0.30        $      1.01      $     0.89
                                                          -----------     -----------        -----------      ----------
Diluted earnings per common share..................       $      0.32     $      0.29        $      0.97      $     0.86
                                                          ===========     ===========        ===========      ==========

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

         The tax effects for components of other comprehensive income are as follows:


                                                            Three months ended September 30,
                                        ---------------------------------------------------------------------
                                                       1998                                  1997
                                        ----------------------------------    -------------------------------
                                          Before         Tax       Net of      Before       Tax       Net of
                                           Tax        (Expense)/    Tax         Tax      (Expense)/    Tax
                                          Amount       Benefit     Amount      Amount     Benefit     Amount
                                        ---------      -------    --------    --------    -------   ---------
Unrealized gains (losses) on securities
  arising during the period.........    $    (135)     $    47    $    (88)   $    (32)   $    11   $     (21)
Less:  Reclassification adjustment for
  losses included in net earnings...         ----         ----        ----        ----       ----        ----
                                        ---------      -------    --------    --------    -------   ---------

Other comprehensive income..........    $    (135)     $    47    $    (88)   $    (32)   $    11   $     (21)
                                        =========      =======    ========    ========    =======   =========


                                                             Nine months ended September 30,
                                        ---------------------------------------------------------------------
                                                       1998                                  1997
                                        ----------------------------------    -------------------------------
                                          Before         Tax       Net of      Before      Tax       Net of
                                           Tax        (Expense)/    Tax         Tax      (Expense)/   Tax
                                          Amount       Benefit     Amount      Amount     Benefit    Amount
                                        ---------      -------    --------    --------    -------   ---------
Unrealized (losses) on securities
  arising during the period.........    $    (754)     $   264    $   (490)   $ (1,466)   $   513   $    (953)
Less:  Reclassification adjustment for
  losses included in net earnings...           46          (16)         30        ----       ----        ----
                                        ---------      -------    --------    --------    -------   ---------

Other comprehensive income..........    $    (708)     $   248    $   (460)   $ (1,466)   $   513   $    (953)
                                        =========      =======    ========    ========    =======   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Prime Bancshares, Inc. (the "Company") is a registered bank holding company that derives substantially all of its revenues and income from the operation of Prime Bank (the "Bank"). The Bank is a full service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through 21 full-service banking locations, 13 of which are located in the greater Houston metropolitan area. The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain certain forward-looking statements regarding future financial condition, results of operations, and the Company's business operations. Such statements involve risks, uncertainties and assumptions, including, but not limited to, monetary policy and general economic conditions in Texas and the Houston metropolitan area, the actions of competitors and customers, the success of the Company in implementing its strategic plan, and the effects of regulatory restrictions imposed on banks and bank holding companies generally, as discussed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should these underlying assumptions prove incorrect, actual outcomes may vary materially from outcomes expected or anticipated by the Company.

OVERVIEW

         Net earnings available to common shareholders were $3.4 million ($0.32 per common share on a diluted basis) for the quarter ended September 30, 1998 compared with $2.9 million ($0.29 per common share on a diluted basis) for the quarter ended September 30, 1997, an increase of $480,000, or 16.5%. The Company posted returns on average common equity of 15.87% and 17.21% and returns on average assets of 1.28% and 1.19% for the quarters ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998, net earnings available to common shareholders were $10.3 million ($0.97 per common share on a diluted basis) compared with $8.5 million ($0.86 per common share on a diluted basis) for the same period in 1997, an increase of $1.8 million, or 20.8%.

         Total assets were $1.035 billion at September 30, 1998, compared with $1.052 billion at December 31, 1997. Total loans increased to $528.3 million at September 30, 1998 from $475.6 million at December 31, 1997, an increase of $52.8 million, or 11.1%. Total deposits were $921.5 million at September 30, 1998 compared with $949.5 million at December 31, 1997. The decline in total assets and deposits related mainly to typical seasonal fluctuations. Shareholders' equity increased $7.8 million, or 10.0%, to $86.3 million at September 30, 1998 compared with $78.4 million at December 31, 1997.

RESULTS OF OPERATIONS

Interest Income

         Interest income for the quarter ended September 30, 1998 was $19.2 million, an increase of $431,000, or 2.3%, from the quarter ended September 30, 1997. The increase in interest income was due primarily to the increase in the average loan balance, which resulted in higher interest income on loans. Average loans increased to $528.6 million for the quarter ended September 30, 1998 from $448.1 million for the quarter ended September 30, 1997, an increase of $80.5 million, or 18.0%. For the nine months ended September 30, 1998, interest income increased $3.4 million, or 6.3% to $57.7 million, compared with $54.3 million for the same period in 1997. This increase is mainly due to the increase in average interest-earning assets, including higher average loans.

Interest Expense

         Interest expense on deposits and other interest-bearing liabilities was $8.2 million for the quarter ended September 30, 1998 compared with $8.3 million for the quarter ended September 30, 1997, a decline of $152,000. The decline was due mainly to lower interest rates on interest-bearing deposits. For the nine months ended September 30, 1998, interest expense was $24.7 million compared with $24.1 million for the same period in 1997, an increase of $526,000, or 2.2%. The increase resulted primarily from higher average interest-bearing liabilities. Average interest-bearing liabilities increased from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 due to the acquisition of a bank and certain branch deposits in the first half of 1997 and higher purchased funds.

Net Interest Income

         Net interest income was $11.0 million for the quarter ended September 30, 1998 compared with $10.4 million for the quarter ended September 30, 1997, an increase of $583,000, or 5.6%. The increase in net interest income resulted primarily from growth in average interest-earning assets, mainly loans, to $996.4 million for the quarter ended September 30, 1998 from $960.2 million for the quarter ended September 30, 1997, an increase of $36.2 million, or 3.8%. The net interest margin increased to 4.37% from 4.30% for the same periods, due primarily to loan growth. Net interest income increased $2.9 million, or 9.6%, to $33.0 million for the nine months ended September 30, 1998 from $30.1 million for the same period in 1997. This increase is mainly attributable to higher average interest-earning assets and higher average loans.

      The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended September 30, 1998 and 1997 and for the nine months ended September 30, 1998 and 1997. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                                                                     Three months ended September 30,
                                             ----------------------------------------------------------------------------------
                                                              1998                                        1997
                                             ----------------------------------------      ------------------------------------
                                                 Average       Interest      Average           Average     Interest    Average
                                               Outstanding      Earned/       Yield/         Outstanding   Earned/      Yield/
                                                 Balance         Paid          Rate            Balance      Paid         Rate
                                             ---------------   ---------       ------       ------------   --------      ------
                                                                          (Dollars in thousands)
ASSETS:
Interest-earning assets:
      Loans................................. $       528,621   $  11,920       8.95%        $    448,137   $ 10,515      9.31%
      Securities............................         411,361       6,454       6.22%             482,735      7,803      6.41%
      Fed funds sold and other temporary
           investments......................          56,443         791       5.56%              29,375        416      5.62%
                                             ---------------   ---------       ----         ------------   --------      ----
           Total interest-earning assets....         996,425   $  19,165       7.63%             960,247   $ 18,734      7.74%
Less allowance for loan losses.............           (5,886)                                     (5,709)
                                             ---------------                                ------------
Total interest-earning assets, net
   of allowance............................          990,539                                     954,538
Nonearning assets..........................           60,120                                      73,966
                                             ===============                                ============
           Total assets..................... $     1,050,659                                $  1,028,504
                                             ===============                                ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
      Interest-bearing demand deposits...... $       122,616   $     493       1.60%        $    126,674   $    638      2.00%
      Savings and money market accounts.....         185,475       1,429       3.06%             184,101      1,441      3.11%
      Certificates of deposit...............         451,477       6,014       5.28%             465,443      6,245      5.32%
      Fed funds purchased and securities
         sold under repurchase agreements...          20,699         248       4.75%                 529          6      4.50%
      Other Borrowings.....................             ----        ----        ---                  401          6      5.94%
                                             ---------------   ---------       ----         ------------   --------      ----
           Total interest-bearing
           liabilities......................         780,267       8,184       4.16%             777,148      8,336      4.26%
                                             ---------------   ---------       ----         ------------   --------      ----
Noninterest-bearing liabilities:
      Noninterest-bearing demand deposits...         179,968                                     170,706
      Other liabilities.....................           5,723                                       6,594
                                             ---------------                                ------------
           Total liabilities................         965,958                                     954,448
Shareholders' equity.......................           84,701                                      74,056
                                             ---------------                                ------------
           Total liabilities and
           shareholders' equity............  $     1,050,659                                $  1,028,504
                                             ===============                                ============
Net interest income........................                    $  10,981                                   $ 10,398
                                                               =========                                   ========
Net interest spread........................                                    3.47%                                     3.48%
                                                                               ====                                      ====
Net interest margin........................                                    4.37%                                     4.30%
                                                                               ====                                      ====

                                                                      Nine months ended September 30,
                                             ----------------------------------------------------------------------------------
                                                             1998                                        1997
                                             ----------------------------------------      ------------------------------------
                                               Average      Interest       Average           Average     Interest     Average
                                             Outstanding     Earned/        Yield/         Outstanding    Earned/      Yield/
                                               Balance        Paid           Rate            Balance       Paid         Rate
                                             -----------    ---------    ------------      -----------   ---------   ----------
                                                                          (Dollars in thousands)
ASSETS:
Interest-earning assets:
      Loans................................. $   514,008    $ 34,841             9.06%      $  423,967    $ 29,515         9.31%
      Securities............................     440,733      20,991             6.37%         487,525      23,595         6.47%
      Fed funds sold and other temporary
           investments......................      45,326       1,864             5.50%           28,581      1,178         5.51%
                                             -----------    --------      ------------      -----------   --------   ----------
           Total interest-earning assets....   1,000,067    $ 57,696             7.71%          940,073   $ 54,288         7.72%
Less allowance for loan losses.............       (5,875)                                        (5,591)
                                             -----------                                    -----------
Total interest-earning assets, net
   of allowance............................      994,192                                        934,482
Nonearning assets..........................       61,986                                         72,893
                                             ===========                                    ===========
           Total assets..................... $ 1,056,178                                    $ 1,007,375
                                             ===========                                    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
      Interest-bearing demand deposits...... $   126,954    $   1,612            1.70%      $   132,415   $  2,025         2.04%
      Savings and money market accounts.....     183,971        4,213            3.06%          176,058      3,947         3.00%
      Certificates of deposit...............     458,026       18,184            5.31%          456,291     18,124         5.31%
      Fed funds purchased and securities
         sold under repurchase agreements...      18,208          651            4.78%              764         31         5.42%
      Other borrowings......................         184           10            7.27%              435         17         5.23%
                                             -----------    ---------    ------------       -----------   --------   ----------
           Total interest-bearing
           liabilities......................     787,343    $  24,670            4.19%          765,963     24,144         4.21%
                                             -----------    ---------    ------------       -----------   --------   ----------
Noninterest-bearing liabilities:
      Noninterest-bearing demand deposits...     180,666                                        163,415
      Other liabilities.....................       6,319                                          6,640
                                             -----------                                    -----------
           Total liabilities................     974,328                                        936,018
Shareholders' equity .......................      81,850                                         71,357
                                             -----------                                    -----------
           Total liabilities and
           shareholders' equity............. $ 1,056,178                                    $ 1,007,375
                                             ===========                                    ===========
Net interest income........................                 $  33,026                                     $ 30,144
                                                            =========                                     ========
Net interest spread........................                                      3.52%                                     3.51%
                                                                         ============                                ==========
Net interest margin........................                                      4.42%                                     4.29%
                                                                         ============                                ==========

         The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume, which can be segregated, have been allocated.

                                                             Three months ended September 30,
                                                         ----------------------------------------
                                                                       1998 vs. 1997
                                                         ----------------------------------------
                                                            Increase (decrease)
                                                                   due to
                                                         -------------------------
                                                           Volume          Rate          Total
                                                         -----------    ----------   ------------
                                                                  (Dollars in thousands)
Interest-earning assets:
   Loans...............................................  $     1,888    $     (483)  $      1,405
   Securities..........................................
                                                              (1,154)         (195)        (1,349)
   Federal funds sold and other temporary
      investments.......................................         383            (8)           375
                                                         -----------    ----------   ------------
        Total increase in interest income...............       1,117          (686)           431
                                                         -----------    ----------   ------------
Interest-bearing liabilities:
   Interest-bearing demand deposits....................          (20)         (125)          (145)
   Savings and money market accounts...................           11           (23)           (12)
   Certificates of deposit.............................         (187)          (44)          (231)
   Federal funds purchased and securities sold
      under repurchase agreements.......................         229            13            242
   Other borrowings....................................           (6)           --             (6)
                                                         -----------    ----------   ------------
        Total increase in interest expense..............          27          (179)          (152)
                                                         -----------    ----------   ------------
   Increase in net interest income.....................  $     1,090    $     (507)  $        583
                                                         ===========    ==========   ============

Provision and Allowance for Loan Losses

         In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The Company maintains an allowance for loan losses based upon, among other things, such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, general economic conditions and other factors related to the collectibility of loans in the Company's portfolio. In addition to unallocated allowances, specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the collateral for the loan.

         Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 1998, the allowance for loan losses amounted to $6.0 million, or 1.13%, of total loans. The allowance for loan losses as a percentage of nonperforming loans was 724.3% at September 30, 1998.

         Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as historical experience, the volume and type of lending conducted by the Company, the amount of nonperforming assets, regulatory policies, general economic conditions and other factors related to the collectibility of loans in the Company's portfolio.

The provision for loan losses for the quarter ended September 30, 1998 was $275,000 compared with $150,000 for the quarter ended September 30, 1997. The increase resulted from continued growth in loans. The provision for loan losses for the nine months ended September 30, 1998 decreased $46,000 to $700,000 from $746,000 in the corresponding period last year. For the nine months ended September 30, 1998, net charge-offs were $619,000, or 0.16%, of average loans.

         Set forth below is an analysis of the allowance for loan losses for the nine months ended September 30, 1998:

                                                                    Nine months
                                                                       ended
                                                                 September 30, 1998
                                                                 ------------------
                                                                    (Dollars in
                                                                     thousands)

Average loans outstanding................................            $   514,008

Gross loans outstanding at end of period.................                528,337
Allowance for loan losses at beginning of period.........                  5,873
Provision for loan losses................................                    700
Charge-offs:
    Commercial and industrial.............................                  (233)
    Real estate...........................................                   (26)
    Consumer..............................................                  (656)
Recoveries:
    Commercial and industrial.............................                    55
    Real estate...........................................                    61
    Consumer..............................................                   180
                                                                     -----------
Net loan (charge-offs) recoveries........................                   (619)
                                                                     ===========
Allowance for loan losses at end of period...............            $     5,954
                                                                     ===========

Ratio of allowance to end of period loans................                   1.13%
Ratio of net charge-offs to average loans................                   0.16%
Ratio of allowance to end of period nonperforming loans..                 724.33%

Noninterest Income

         The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income for the quarter ended September 30, 1998 increased to $2.6 million from $2.5 million for the quarter ended September 30, 1997. The following table presents, for the periods indicated, the major categories of noninterest income:

                                                   Three months ended                         Nine months ended
                                                     September 30,                              September 30,
                                                --------------------------              --------------------------
                                                  1998              1997                  1998              1997
                                                --------          --------              --------          --------
                                                                      (Dollars in thousands)
Service charges on deposit accounts.....        $  2,047          $  1,932              $  6,038          $  5,532
Retail services income..................             325               338                 1,003               971
Mortgage banking........................              47                69                   174               150
Investment services.....................              94                64                   247               159
Securities lending......................               6                18                    20                61
Other noninterest income................              62               109                   207               286
                                                --------          --------              --------          --------
      Total noninterest income..........        $  2,581          $  2,530              $  7,689          $  7,159
                                                ========          ========              ========          ========

      The increase in noninterest income for the quarter and nine months ended September 30, 1998 over the same periods in 1997 was due primarily to increased service charges on deposit accounts, mainly as a result of a pricing change. In addition, investment services fees increased, resulting from increased sales. Securities lending fees were down from last year as maturing securities were used to fund loans.

Noninterest Expenses

      Noninterest expenses totaled $8.0 million for the quarter ended September 30, 1998 compared with $7.9 million for the quarter ended September 30, 1997, an increase of $120,000, or 1.5%. The following table presents, for the periods indicated, the major categories of noninterest expenses:

                                                   Three months ended                       Nine months ended
                                                      September 30,                           September 30,
                                                --------------------------             ---------------------------
                                                  1998              1997                  1998              1997
                                                --------          --------             ---------         ---------
                                                                         (Dollars in thousands)
Employee compensation and benefits......        $  4,856          $  4,645             $  14,614         $  13,637
Non-staff expenses:
       Net bank premises expense.........            532               474                 1,426             1,318
       Equipment expense.................            424               341                 1,169             1,059
       Data processing...................            330               528                 1,463             1,692
       Professional fees.................            305               267                 1,093               749
       Regulatory assessments............             77                85                   242                74
       Ad valorem and franchise taxes....            174               165                   519               446
       Loss on sale of available-for-sale
           securities....................           ----              ----                    46              ----
       Other.............................          1,322             1,395                 3,355             3,545
                                                --------          --------             ---------         ---------
                Total non-staff expenses.          3,164             3,255                 9,313             8,883
                                                --------          --------             ---------         ---------
                Total noninterest expenses      $  8,020          $  7,900             $  23,927         $  22,520
                                                ========          ========             =========         =========

      Much of the increase in noninterest expenses for the nine month period ended September 30, 1998 compared with the same period in 1997 was due to one-time expenses related to the merger with Sunbelt National Bank in the second quarter. Merger related expenses totaled $506,000 and included $255,000 in data processing fees, $205,000 in professional fees, and a loss of $46,000 on the sale of securities.

      Employee compensation and benefits expenses were $4.9 million for the quarter ended September 30, 1998 and $14.6 million for the nine months ended September 30, 1998, increases of $211,000, or 4.5%, and $977,000, or 7.2%, compared with the respective periods in 1997. The changes were due primarily to higher health insurance expense and annual employee salary increases.

      Non-staff expenses decreased $91,000, or 2.8%, to $3.2 million for the quarter ended September 30, 1998 compared to the same period in 1997. For the nine months ended September 30, 1998, non-staff expenses increased $430,000, or 4.8%. The increase in professional service fees for the nine months ended September 30, 1998 were related primarily to the merger with Sunbelt National Bank. Regulatory assessments expense increased for the nine months ended September 30, 1998 due mainly to receiving a refund of $169,000 during the comparable period in 1997.

Income Taxes

         Income tax expense increased $84,000 to $1.9 million for the quarter ended September 30, 1998 from $1.8 million for the same period in 1997. The increase was primarily attributable to higher pretax net earnings.

FINANCIAL CONDITION

Loan Portfolio

         Total loans were $528.3 million at September 30, 1998, an increase of $52.8 million, or 11.1% from $475.6 million at December 31, 1997. Loan growth occurred primarily in commercial and residential real estate. Loans comprised 53.8% of total earning assets at September 30, 1998 compared with 47.3% at December 31, 1997.

         The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 1998 and December 31, 1997:

                                             September 30, 1998                    December 31, 1997
                                         -------------------------           ------------------------
                                             Amount         Percent              Amount         Percent
                                                            (Dollars in thousands)
Commercial and industrial...........     $   48,281           9.14%          $   58,103          12.22%
Real estate:
      Construction and land
           development...............        45,125           8.54               32,880           6.91
      1-4 family residential.........       104,018          19.69               83,425          17.54
      Commercial mortgages...........       164,602          31.15              127,281          26.77
      Farmland.......................           831           0.16                1,085           0.23
      Multi-family residential.......         8,160           1.54                9,853           2.07
Consumer:
      Indirect.......................        99,428          18.82              101,540          21.35
      Direct.........................        57,892          10.96               61,416          12.91
                                         ----------         ------           ----------         ------
           Total loans...............    $  528,337         100.00%          $  475,583         100.00%
                                         ==========         ======           ==========         ======

NONPERFORMING ASSETS

         Nonperforming assets increased $262,000 to $1.6 million as of September 30, 1998 from $1.3 million as of December 31, 1997. The ratios of nonperforming assets to total loans and other real estate were 0.30% and 0.28% at September 30, 1998 and December 31, 1997, respectively, reflecting continued strong asset quality.

         The following table presents information regarding nonperforming assets as of the dates indicated:

                                                      September 30,      December 31,
                                                          1998               1997
                                                      -------------      ------------
                                                           (Dollars in thousands)

Nonaccrual loans.............................            $    822           $    865
                                                         --------           --------
Total nonperforming loans....................                 822                865
Other real estate............................                 782                477
                                                         --------           --------
Total nonperforming assets...................            $  1,604           $  1,342
                                                         ========           ========
Accruing loans 90 or more days past due......            $    342           $     96

SECURITIES

         Securities totaled $426.5 million at September 30, 1998 compared with $480.2 million at December 31, 1997, a decline of $53.7 million, or 11.2%. The decline occurred as maturing securities were used to fund loans. At September 30, 1998, securities represented 41.2% of total assets compared with 45.6% of total assets at December 31, 1997. The yield on average securities for the quarter ended September 30, 1998 was 6.22% compared with 6.41% for the same period in 1997. At September 30, 1998, securities included $145.7 million in U.S. Treasury securities, $263.8 million in mortgage-backed securities, $15.5 million in collateralized mortgage obligations, and $1.0 million in municipal securities. The average life of the securities portfolio at September 30, 1998 was approximately two years and five months.

PREMISES AND EQUIPMENT

         Premises and equipment, net of accumulated depreciation, totaled $16.7 million at September 30, 1998, a decline of $332,000, or 2.0%, from $17.0 million at December 31, 1997. The decline was due primarily to depreciation of existing premises and equipment.

DEPOSITS

         Total deposits were $921.5 million at September 30, 1998 compared with $949.5 million at December 31, 1997, a decrease of $28.0 million. At September 30, 1998 demand and savings deposits accounted for approximately 51.2% of total deposits, while certificates of deposit made up 48.8%. Noninterest-bearing demand deposits totaled $169.5 million, or 18.4%, of total deposits at September 30, 1998 compared with $180.8 million, or 18.9%, of total deposits at December 31, 1997. The average cost of deposits, including noninterest-bearing demand deposits, was 3.38% for the quarter ended September 30, 1998 compared with 3.49% for the same period in 1997. The decline in average cost of deposits was due mainly to a decline in the average rate paid on interest-bearing demand deposits.

BORROWINGS

         Fed funds purchased and securities sold under repurchase agreements totaled $22.9 million at September 30, 1998. These short-term borrowings represent customers' funds. Separately, the Company has access to purchased funds from correspondent banks. While purchased funds have been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on external funding sources.

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

         Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 1998, the Company had cash and cash equivalents of $54.4 million, down from $96.5 million at September 30, 1997. The decline was due primarily to a decrease in federal funds sold.

         The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided (used) by operating activities was $11.7 million and $(14.7) million for the nine months ended September 30, 1998 and 1997, respectively. The difference primarily related to payment in early 1997 for securities that were purchased and accrued for in 1996.

         Net cash (used) provided by investing activities was $(694,000) and $31.8 million for the nine months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998, the Company received proceeds from sold and matured securities in excess of loans funded. During the nine months ended September 30, 1997, the acquisition of certain branch assets and the assumption of certain liabilities provided funds in excess of the investment in loans and securities.

         Net cash (used) provided by financing activities was $(24.3) million and $30.4 million for the nine months ended September 30, 1998 and 1997, respectively. The difference was due primarily to a decrease in deposits for the nine months ended September 30, 1998 and an increase in securities sold under repurchase agreements during the nine months ended September 30, 1997.

CAPITAL RESOURCES

         Total shareholders' equity was $86.3 million at September 30, 1998 compared with $78.4 million at December 31, 1997, an increase of $7.9 million or 10.0%. The increase was due primarily to net earnings of $10.3 million for the nine months ended September 30, 1998, partially offset by dividends and the redemption of preferred stock.

      Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation, with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The Company's risk-based capital ratios remain above the levels designated as "well capitalized" on September 30, 1998, with Tier 1 capital, total risk-based capital and leverage capital ratios of 14.19%, 15.23% and 7.77%, respectively. The Bank's risk-based capital ratios remain above the levels designated as "well capitalized" on September 30, 1998, with Tier-1 capital, total risk-based capital and leverage capital ratios of 13.96%, 14.99% and 7.76%, respectively.

YEAR 2000

       The Company continues to monitor and revise its Year 2000 project plan to ensure there will be no material adverse effect on customers or disruption to business operations as a result of a failure of the Company or third parties to properly process any data, on or after January 1, 2000. Additionally, the Company has drafted a Year 2000 contingency plan and testing plan in accordance with FFIEC directives. The renovation and validation phases are currently in process and on schedule. The Company does not utilize any in-house developed software. All software utilized has been provided by established software companies who retain the responsibility for Year 2000 compliance. These respective vendors have been contacted and requested to provide the current compliance status of their respective software and hardware systems. Their responses are being actively monitored and testing schedules are being developed and deployed based on the responses. It is anticipated that the validation phase will be completed during the last quarter of 1998 or the first quarter of 1999. Management has prepared an estimate of costs necessary to validate and/or remediate mission critical systems. Based upon this estimate, management does not expect that costs for bringing the Company's computer applications into Year 2000 compliance will have a materially adverse effect on the Company's financial condition, results of operations or liquidity. The estimated costs of validation and remediation is $256,000, of which approximately 25% has been expended with another 50% to be expended during the last quarter of 1998. However, management's ability to predict the cost associated with Year 2000 compliance is subject to some uncertainties. While the Company has made efforts to obtain appropriate representations and assurances from third party vendors and other organizations that such entities will be able to meet all of their obligations to the Company without disruption as a result of the Year 2000 issues, there can be no assurance that the Company will not be adversely impacted by the failure of such third-party entities to achieve Year 2000 compliance.

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

         The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. It considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. At September 30, 1998, the Company estimated that a 200 basis point rise or decline in market interest rates over the next twelve months would affect its net interest income for the same period by less than 5.0%.

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

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is filed with this report:

             Exhibit 27.   Financial Data Schedule

         (b) No reports on Form 8-K were filed by the Company during the three months ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRIME BANCSHARES, INC.
                                       Registrant

Date:  August 12, 1998                 By: /s/ FREDRIC M. SAUNDERS
                                          --------------------------------------
                                           Fredric M. Saunders
                                           Chairman of the Board and Chief
                                           Executive Officer
                                           (Principal Executive Officer)

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

                                 EXHIBIT INDEX


Exhibit
Number           Description
------           -----------

  27             Financial Data Schedule