Form 10-K
period 1998-12-31
PRIME BANCSHARES INC /TX/
filed 1999-03-04
CIK 1043446

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-23113

                             PRIME BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)
                             ---------------------

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

                             ---------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                            Common Stock, par value
                                $0.25 per share

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 19, 1999, the number of outstanding shares of Common Stock was 10,304,483. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date, was approximately $78.3 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (Part III, Items 10-13).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             PRIME BANCSHARES, INC.
                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I......................................................................    1
       Item 1   Business....................................................    1
                General.....................................................    1
                Business....................................................    1
                Competition.................................................    3
                Employees...................................................    3
                Supervision and Regulation..................................    3
       Item 2   Properties..................................................   10
       Item 3   Legal Proceedings...........................................   11
       Item 4   Submission of Matters to a Vote of Security Holders.........   11
PART II.....................................................................   11
       Item 5   Market for Registrant's Common Equity and Related
                Shareholder Matters.........................................   11
                Description of Capital Stock................................   12
                Recent Sales of Unregistered Securities.....................   12
       Item 6   Selected Financial Data.....................................   13
                Special Cautionary Notice Regarding Forward-Looking
                Statements..................................................   15
       Item 7   Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................   15
                Overview....................................................   15
                Results of Operations.......................................   16
                Financial Condition.........................................   20
                Year 2000 Compliance........................................   32
       Item 7A  Quantitative and Qualitative Disclosures About Market
                Risk........................................................   33
       Item 8   Financial Statements and Supplementary Data.................   34
       Item 9   Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................   34
PART III....................................................................   35
       Item 10  Directors and Executive Officers of the Registrant..........   35
       Item 11  Executive Compensation......................................   35
       Item 12  Security Ownership of Certain Beneficial Owners and
                Management..................................................   35
       Item 13  Certain Relationships and Related Transactions..............   35
PART IV.....................................................................   35
       Item 14  Exhibits, Financial Statement Schedules, and Reports on Form
                8-K.........................................................   35

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

     From its inception until 1988, the Bank primarily served individuals and small businesses in and around its original principal location in the town of Channelview, located in the northeastern part of the Houston metropolitan area. In the mid to late 1980s, the record number of bank and savings and loan failures caused by a severe downturn in the Texas economy presented the Company with an opportunity to expand its branch network in the greater Houston area and expand geographically to other parts of the state, as well as enhance its core deposit base. From 1988 to 1991, the Company acquired the deposits and certain assets of seven failed financial institutions, five of which were located in the Houston area, with the others located in Brenham and San Antonio. In 1994, the Company acquired the deposits and certain assets of nine branch locations from First Heights Bank fsb, five of which were subsequently sold, with the Company retaining branches in Orange, Beaumont, Nederland and Houston. In early 1997, the Company purchased from a commercial bank the deposits and certain assets related to three additional branches in Beaumont, Port Arthur and Port Neches, and acquired by merger First Northwestern Bank, N.A. in Houston. During the second quarter of 1998, the Company completed a merger with Sunbelt National Bank. The merger was accounted for as a pooling of interests in which the Company issued 747,463 shares of its common stock, $0.25 par value per share, valued at approximately $20.0 million. Since the beginning of 1996, the Company has also established two new full-service branches in the Houston area and two loan production offices in San Antonio. As a result of this expansion activity, the Company has grown from an organization with two banking locations and assets of $81.2 million at December 31, 1987 to its current 21 full-service banking locations and assets of $1.1 billion at December 31, 1998.

     The Company has developed a supercommunity banking network, with most of its offices located either in separate communities or portions of urban areas that function as distinct communities. Lending and investment activities are funded from a strong core deposit base consisting of approximately 98,000 deposit accounts from approximately 55,000 households. Each of the Company's offices has a manager with the authority and flexibility to make pricing decisions within overall ranges developed by the Company as a form of quality control. The Company believes that its responsiveness to local customers and ability to adjust deposit rates and price loans at each location gives it a distinct competitive advantage. Adequate staffing is provided at each location to ensure that customers needs are well addressed, and employees are committed to quality service and developing long-term customer relationships. The Company provides economic incentives to its officers to develop additional business for the Company and to cross sell additional products and services to existing customers.

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

BUSINESS

     In connection with the geographic expansion, market diversification and deposit acquisitions discussed above, over the past several years the Company began to seek new lines of business to diversify its asset mix and further enhance its profitability. While each new line of business reflects the Company's efforts to enrich its asset mix, each of these lines of business is an outgrowth of the community banking and small to medium-sized business lending that the Company has performed so profitably over the years. Reflective of the

Company's conservative philosophy, each of these businesses has been developed deliberately by the Company and is subject to various quality controls. The Company's principal lines of business are the following:

          Community Banking. The Company has historically extended credit through its branch network to owner-operated small to medium-sized businesses and consumers. The Company offers businesses a wide variety of lending products including term loans, lines of credit and fixed asset loans, including real estate and equipment financing. These loans, most of which are collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets and obtains the personal guaranty of the owner or owners of the business. Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans and personal loans (both collateralized and uncollateralized).

          Mortgage Banking. The Company uses its existing branch network to offer a complete line of single family residential mortgage products. The Company generally retains mortgage loans with shorter terms or variable rates and sells into the secondary market longer term fixed rate loans. As a result, the Company retains approximately half of the mortgage loans that it originates. The Company originates mortgage loans only in its market areas, and services only the loans that it retains. The Company does not buy mortgage loans from other sources. The volume of mortgage loans originated by the Company has increased from $11.9 million in 1994 to $57.3 million in 1998.

          Indirect Lending. In 1993, the Company initiated a program of purchasing indirect loans, which are installment loans with typical maturities of three to five years originated primarily by automobile dealers for the purpose of financing consumer purchases and sold by the dealers to commercial banks and other sources of financing. The Company purchases almost exclusively "A"-rated loans primarily from a select list of local auto dealers and others after performing its own analysis of the loan package. The indirect loan program is staffed by 11 people and managed by an officer with over 21 years of experience in this area and a thorough knowledge of the reliability of various dealers. The Company also purchases some indirect boat and recreational vehicle loans. The program's delinquency ratios of 1.05% for the year ended December 31, 1998 and 0.94% for the year ended December 31, 1997 compare favorably to the industry average. Similarly, the program's net charge-off ratio of 0.33% at December 31, 1998 is well below the industry average for this type of lending. The Company's total amount of indirect loans at December 31, 1998 was $96.2 million. The Company plans to maintain its current quality controls and maintain the indirect loan program at its current level. As a matter of operating philosophy, the Company is willing to forego the potentially higher yield represented by lower grade loans in exchange for the better credit quality of the "A"-rated loans.

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

EMPLOYEES

     As of December 31, 1998, the Company had 467 full-time employees, seven of whom were executive officers. The Company provides medical and hospitalization insurance to its full-time employees. The Company considers its relations with employees to be excellent.

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

     Capital Adequacy Requirements. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 1998, the Company's ratio of Tier 1 capital to total risk-weighted assets was 14.10% and its ratio of total capital to total risk-weighted assets was 15.13%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

     In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 1998, the Company's leverage ratio was 8.02%.

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

     Equivalence to National Bank Powers. The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") has operated to limit this authority. FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

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

     The FDIC's risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 1998, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 13.94% and its ratio of total capital to total risk-weighted assets was 14.97%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION".

     The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 5.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The TDB has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6.0%. As of December 31, 1998, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 7.92%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION".

     Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." A "well capitalized" bank has a total risk based capital ratio of 10.0% or higher; a Tier 1 risk based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk based capital ratio of 8.0% or higher; a Tier 1 risk based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is "under capitalized" if it fails to meet any one of the ratios required to be adequately capitalized. The Bank is classified as "well capitalized" for purposes of the FDIC's "prompt corrective action" regulations.

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

     Deposit Insurance Assessments. The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.

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

     On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalize the SAIF and assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF rate must equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. Thereafter BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, the current BIF rate is 0.0122% of deposits and the SAIF rate is 0.0610% of deposits.

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

ITEM 2. PROPERTIES

     The Company conducts business at 21 full-service banking locations, thirteen of which are located in the greater Houston metropolitan area. The Company also has six offices located in Southeast Texas, one office (and two loan production offices) located in San Antonio, and one office located in Brenham. The following table sets forth specific information on each such location. The Company's headquarters are located at 12200 Northwest Freeway in a six story office building owned by the Bank.

BANKING CENTER                                LOCATION                             OWN OR LEASE
--------------                                --------                             ------------
Houston Area
  Channelview...............................  811 Sheldon Road                       Own
                                              Channelview, Texas 77530
  Clear Lake................................  2595 Bay Area Blvd.                   Lease
                                              Houston, Texas 77058
  Houston Commercial........................  3434 Tidwell                           Own
                                              Houston, Texas 77293
  Houston Cypresswood.......................  1600 Stuebner Airline                 Lease
                                              Houston, Texas 77391
  Houston Dairy Ashford.....................  1160 Dairy Ashford                    Lease
                                              Houston, Texas 77079
  Houston Galleria Area.....................  1800 St. James Place, Suite 100       Lease
                                              Houston, Texas 77056
  Houston Memorial..........................  8800 Katy Freeway                     Lease
                                              Houston, Texas 77024
  Houston Memorial Express..................  8501 Katy Freeway                      Own
                                              Houston, Texas 77024
  Houston I-10 East.........................  10310 East Freeway                     Own
                                              Houston, Texas 77029
  Houston Northshore........................  13106 Woodforest                       Own
                                              Houston, Texas 77015
  Houston Northwest.........................  12200 Northwest Freeway                Own
                                              Houston, Texas 77092
  Houston Port City.........................  3601 Eastex Freeway                    Own
                                              Houston, Texas 77026
  Huffman...................................  25100 FM 2100                          Own
                                              Huffman, Texas 77336
  New Caney-Community.......................  323 Community Drive                    Own
                                              New Caney, Texas 77357
Southeast Texas
  Beaumont West.............................  8255 Gladys at Major                  Lease
                                              Beaumont, Texas 77706
  I-10 Beaumont.............................  595 IH-10 N.                           Own
                                              Beaumont, Texas 77706
  Nederland.................................  1423 Boston Avenue                     Own
                                              Nederland, Texas 77627

BANKING CENTER                                LOCATION                             OWN OR LEASE
--------------                                --------                             ------------
  Orange....................................  400 N. 16th Street                     Own
                                              Orange, Texas 77630
  Port Arthur...............................  4100 Gulfway Drive                     Own
                                              Port Arthur, Texas 77642
  Port Neches...............................  2905 Nall                              Own
                                              Port Neches, Texas 77651
San Antonio
  San Antonio-Union.........................  3570 S.W. Military Drive               Own
                                              San Antonio, Texas 78211
  San Antonio -- Citadel Plaza(1)...........  1747 Citadel Plaza, Suite 121         Lease
                                              San Antonio, Texas 78209
  San Antonio -- Loop 410(1)................  909 N. E. Loop 410, Suite 602         Lease
                                              San Antonio, Texas 78209
Brenham/Washington County...................  200 West Vulcan                        Own
                                              Brenham, Texas 77833

---------------

(1) Indicates loan production office.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is traded on Nasdaq National Market System ("Nasdaq NMS") under the symbol "PBTX". As of January 31, 1999, there were 10,304,483 shares of the Company Common Stock outstanding held of record by approximately 259 shareholders. The number of beneficial shareholders is unknown to the Company at this time. The following table sets forth, per share, the high and the low sale prices during 1998 and 1997 (since September 26, 1997, its first day of trading), and cash dividends paid:

                                       1998                                    1997
                       -------------------------------------   -------------------------------------
                       FOURTH     THIRD    SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST
                       QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                       -------   -------   -------   -------   -------   -------   -------   -------
Sale prices:
  High...............  $ 18.00   $ 26.25   $ 28.75   $ 25.38   $ 20.88   $ 19.50   NA        NA
  Low................    12.00     14.50     23.00     20.00     18.25     19.00   NA        NA
Dividends paid.......   0.0600    0.0600    0.0400    0.0400    0.0400    0.0333   0.0333    0.0333

     Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefor. While the Company has declared dividends on its Common Stock since 1990, and paid quarterly dividends aggregating $0.20 per share per annum in 1998, there is no assurance that the Company will continue to pay dividends in the future.

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

DESCRIPTION OF CAPITAL STOCK

     The authorized capital stock of the Company consists of (i) 15,000,000 shares of preferred stock ("Preferred Stock"), issuable in series, none of which were outstanding as of December 31, 1998 and (ii) 50,000,000 shares of Common Stock, $0.25 per share par value, of which 12,241,980 shares were issued and 10,295,483 shares were outstanding as of December 31, 1998. The terms of any new series of Preferred Stock may be fixed by the Board of Directors of the Company within certain limits set by the Company's Articles of Incorporation. As of December 31, 1998, an additional 420,000 shares of Common Stock were issuable upon exercise of the Company's outstanding employee and director incentive stock options.

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

RECENT SALES OF UNREGISTERED SECURITIES

     No securities were sold by the Company during the fiscal year ended December 31, 1998 that were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

              SELECTED CONSOLIDATED FINANCIAL DATA OF THE COMPANY

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The selected historical consolidated financial data as of and for the five years ended December 31, 1998 are derived from the Company's Consolidated Financial Statements which have been audited by independent public accountants.

                                                          AS OF AND FOR THE
                                                       YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                          1998         1997        1996       1995       1994
                                       ----------   ----------   --------   --------   --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Interest income......................  $   76,602   $   73,582   $ 60,535   $ 61,906   $ 43,229
Interest expense.....................      32,726       32,638     25,889     29,175     15,894
                                       ----------   ----------   --------   --------   --------
  Net interest income................      43,876       40,944     34,646     32,731     27,335
Provision for loan losses............       1,040        1,196      1,391      1,617        842
                                       ----------   ----------   --------   --------   --------
  Net interest income after provision
     for loan losses.................      42,836       39,748     33,255     31,114     26,493
Noninterest income...................      10,301        9,762      9,136     11,221      8,194
Noninterest expenses.................      31,826       31,163     26,852     26,694     21,792
                                       ----------   ----------   --------   --------   --------
  Earnings before taxes..............      21,311       18,347     15,539     15,641     12,895
Provision for income tax expense.....       7,487        6,501      5,370      5,458      4,403
                                       ----------   ----------   --------   --------   --------
Net earnings.........................      13,824       11,846     10,169     10,183      8,492
Preferred stock dividend.............          25          650        700        681        258
                                       ----------   ----------   --------   --------   --------
Net earnings available to common
  shareholders.......................  $   13,799   $   11,196   $  9,469   $  9,502   $  8,234
                                       ==========   ==========   ========   ========   ========
PER SHARE DATA(1):
Basic earnings(2)....................  $     1.35   $     1.15   $   0.99   $   0.99   $   0.83
Diluted earnings(2)..................        1.30         1.11       0.97       0.95       0.81
Tangible book value..................        8.24         7.19       6.41       5.94       4.54
Cash dividends.......................        0.20         0.14       0.14       0.13       0.03
Dividend payout ratio................       15.36%       12.63%     14.48%     13.64%      3.71%
Weighted average common and dilutive
  potential common shares outstanding
  (in thousands).....................      10,596       10,102      9,793      9,971     10,174
BALANCE SHEET DATA:
Total assets.........................  $1,078,332   $1,052,135   $890,688   $839,454   $939,396
Securities...........................     437,314      480,183    456,136    487,188    620,130
Loans................................     532,404      475,583    367,484    280,858    249,691
Allowance for loan losses............       6,184        5,873      4,972      4,205      3,106
Total deposits.......................     965,673      949,479    776,521    768,181    884,042
Total shareholders' equity...........      89,320       78,427     68,436     63,958     51,366

                                                          AS OF AND FOR THE
                                                       YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                          1998         1997        1996       1995       1994
                                       ----------   ----------   --------   --------   --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
AVERAGE BALANCE SHEET DATA:
Total assets.........................  $1,057,289   $1,019,254   $843,414   $906,740   $667,018
Securities...........................     439,669      484,034    453,316    555,616    417,704
Loans................................     518,402      433,981    319,249    265,438    186,034
Allowance for loan losses............       5,915        5,606      4,295      3,403      2,280
Total deposits.......................     948,529      934,233    769,078    843,661    617,582
Total shareholders' equity...........      83,290       73,484     66,012     56,292     45,117
PERFORMANCE RATIOS:
Return on average assets.............        1.31%        1.16%      1.21%      1.12%      1.27%
Return on average common equity......       16.57        16.67      16.05      19.28      19.10
Net interest margin..................        4.38         4.29       4.39       3.85       4.42
Efficiency ratio(3)..................       58.66        61.46      61.33      60.73      61.34
ASSET QUALITY RATIOS(4):
Nonperforming assets to total loans
  and other real estate..............        0.31%        0.41%      0.31%      0.97%      1.00%
Net loan charge-offs (recoveries) to
  average loans......................        0.14         0.18       0.20       0.20       0.15
Allowance for loan losses to total
  loans..............................        1.16         1.23       1.35       1.50       1.24
Allowance for loan losses to
  nonperforming
  loans(5)...........................      705.13       611.77     920.74     307.16     158.15
CAPITAL RATIOS(4):
Leverage ratio.......................        8.02%        6.93%      7.96%      7.02%      5.46%
Average shareholders' equity to
  average total assets...............        7.88         7.21       7.83       6.21       6.76
Tier 1 risk-based capital ratio......       14.10        13.15      16.41      19.23      17.68
Total risk-based capital ratio.......       15.13        14.21      17.64      20.61      18.77

---------------

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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed in this document and in the documents incorporated into this document by reference, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expects," "estimates," "anticipates," "intends," "plans," "believes," "seek," "will," "would," "should," "projected," "contemplated," and similar expressions are intended to identify such forward-looking statements.

     The Company's actual results or experience may differ materially from the results anticipated in such forward-looking statements due to a variety of factors, including, but not limited to: (1) the effects of future economic conditions; (2) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (3) the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (4) the effects of competition from other commercial banks, thrifts, mortgage banking firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market areas and elsewhere, including competitors offering banking products and services by mail, telephone, computer and the Internet; (5) the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; and (6) other written or oral forward-looking statements attributable to the Company and are expressly qualified in their entirety by these cautionary statements.

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

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

OVERVIEW

     The Company engaged in several transactions in 1996, 1997 and 1998 which had a significant impact on the Company's performance in each of those years. In 1996, the Company paid a one-time FDIC assessment of $1.8 million with respect to the Company's deposits insured by the SAIF of the FDIC. The year ended December 31, 1997 was marked by strong balance sheet growth due to the Company's acquisition of approximately $99.2 million in deposits related to three branch locations acquired from a commercial bank and the acquisition of First Northwestern Bank, N.A. which had approximately $60.2 million in deposits, the transactions together referred to herein as the "Acquisitions." In the second quarter of 1998, the Company completed a merger with Sunbelt National Bank ("Sunbelt"). The merger was accounted for as a pooling of interests. The Company's earnings growth, however, was negatively affected by the non-recurring expenses (data processing conversion, severance benefits and other items) related to those transactions.

     Net earnings available to common shareholders were $13.8 million, $11.2 million and $9.5 million for the years ended December 31, 1998, 1997 and 1996, respectively, and net earnings per common share on a diluted basis were $1.30, $1.11 and $0.97 for these same periods. Earnings growth from 1997 to 1998 resulted principally from strong internal loan growth and an increase in the net interest margin. The increase in earnings from 1996 to 1997 resulted primarily from higher net interest income generated by the Acquisitions and loan growth. The Company posted returns on average assets of 1.31%, 1.16% and 1.21% and returns on average common equity of 16.57%, 16.67% and 16.05% for the years ended 1998, 1997 and 1996, respectively.

Without the one-time FDIC assessment in 1996, the Company's return on average assets and return on average common equity, respectively, would have been 1.34% and 18.02%.

     Total assets at December 31, 1998, 1997 and 1996 were $1.1 billion, $1.1 billion and $890.7 million, respectively. Total deposits at December 31, 1998, 1997 and 1996 were $965.7 million, $949.5 million and $776.5 million, respectively. Loans were $532.4 million at December 31, 1998, an increase of $56.8 million or 11.9% from $475.6 million at the end of 1997. Loans were $367.5 million at year-end 1996. Shareholders' equity was $89.3 million, $78.4 million and $68.4 million at December 31, 1998, 1997 and 1996, respectively. Changes in shareholders' equity reflect fluctuations in the net unrealized appreciation on available-for-sale securities, net of tax in the amounts of a $610,000 decrease in 1998, a $1.2 million decrease in 1997 and a $3.2 million decrease in 1996.

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

     1998 versus 1997. Net interest income was $43.9 million in 1998 compared to $40.9 million in 1997, an increase of $2.9 million, or 7.2%. This increase was mainly caused by an increase in interest income of $3.0 million over 1997, partially offset by an increase in interest expense of $88,000. This resulted in an increase in the net interest margin of 9 basis points to 4.38% in 1998 compared to 4.29% in 1997. The net interest spread remained flat at 3.49%.

     The increase in interest income from 1997 to 1998 was primarily due to an increase in average total interest-earning assets of $48.0 million. Average loans increased $84.4 million in 1998, which was partially offset by a decrease in average securities of $44.4 million, which was due to the Company's repositioning of assets into the loan portfolio. The effect of the increase in earning assets on interest income was partially offset by a decrease in the yield of earning assets of 7 basis points due to a decrease in national interest rates during 1998. Interest expense increased $88,000 due to the increase in average interest-bearing deposits of $15.2 million from year to year. The increase in interest-bearing liabilities had little effect on total interest expense due to the decrease in the average rate of total interest-bearing liabilities, decreasing by 7 basis points from 4.22% in 1997 to 4.15% in 1998.

     1997 versus 1996. Net interest income increased from $34.6 million in 1996 to $40.9 million in 1997, a $6.3 million increase, primarily due to growth in interest income of $13.0 million. This increase was partially offset by an increase in interest expense of $6.7 million. This resulted in net interest margins of 4.29% and 4.39% and net interest spreads of 3.49% and 3.58% for 1997 and 1996, respectively.

     The increase in interest income was driven by growth in average interest-earning assets of $164.7 million or 20.9%. Growth in interest-earning assets included average loan growth of $114.7 million or 35.9% and growth in average securities of $30.7 million or 6.8%. Also, the yield on average interest-earning assets increased 4 basis points from 1996 to 1997.

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

                                                       YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                                1998                               1997
                                  --------------------------------   --------------------------------
                                    AVERAGE     INTEREST   AVERAGE     AVERAGE     INTEREST   AVERAGE
                                  OUTSTANDING   EARNED/    YIELD/    OUTSTANDING   EARNED/    YIELD/
                                    BALANCE       PAID      RATE       BALANCE       PAID      RATE
                                  -----------   --------   -------   -----------   --------   -------
                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans.........................  $  518,402    $46,554     8.98%    $  433,981    $40,311     9.29%
  Securities....................     439,669     27,685     6.30        484,034     31,290     6.46
  Federal funds sold and other
    temporary investments.......      43,968      2,363     5.37         36,018      1,981     5.50
                                  ----------    -------     ----     ----------    -------     ----
        Total interest-earning
          assets................   1,002,039     76,602     7.64%       954,033     73,582     7.71%
                                  ----------    -------     ----     ----------    -------     ----
Less allowance for loan
  losses........................      (5,915)                            (5,606)
                                  ----------                         ----------
Total interest-earning assets,
  net of allowance..............     996,124                            948,427
Nonearning assets...............      61,165                             70,827
                                  ----------                         ----------
        Total assets............  $1,057,289                         $1,019,254
                                  ==========                         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand
    deposits....................  $  126,540      2,112     1.67%    $  130,470      2,614     2.00%
  Savings and money market
    accounts....................     184,974      5,619     3.04        179,076      5,421     3.03
  Certificates of deposit.......     457,074     24,092     5.27        457,946     24,347     5.32
  Federal funds purchased and
    securities sold under
    repurchase agreements.......      19,282        893     4.63          4,860        233     4.79
Other borrowings................         138         10     7.25            447         23     5.15
                                  ----------    -------     ----     ----------    -------     ----
        Total interest-bearing
          liabilities...........     788,008     32,726     4.15%       772,799     32,638     4.22%
                                  ----------    -------     ----     ----------    -------     ----
Noninterest-bearing liabilities:
  Noninterest-bearing demand
    deposits....................     179,941                            166,741
  Other liabilities.............       6,050                              6,230
                                  ----------                         ----------
        Total liabilities.......     973,999                            945,770
                                  ----------                         ----------
Shareholders' equity............      83,290                             73,484
                                  ----------                         ----------
        Total liabilities and
          shareholders'
          equity................  $1,057,289                         $1,019,254
                                  ==========                         ==========
  Net interest income...........                $43,876                            $40,944
                                                =======                            =======
  Net interest spread...........                            3.49%                              3.49%
                                                            ====                               ====
  Net interest margin...........                            4.38%                              4.29%
                                                            ====                               ====

                                      YEARS ENDED DECEMBER 31,
                                  --------------------------------
                                                1996
                                  --------------------------------
                                    AVERAGE     INTEREST   AVERAGE
                                  OUTSTANDING   EARNED/    YIELD/
                                    BALANCE       PAID      RATE
                                  -----------   --------   -------
                                       (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans.........................   $319,249     $30,139      9.44%
  Securities....................    453,316      29,491      6.51
  Federal funds sold and other
    temporary investments.......     16,747         905      5.40
                                   --------     -------     -----
        Total interest-earning
          assets................    789,312      60,535      7.67%
                                   --------     -------     -----
Less allowance for loan
  losses........................     (4,295)
                                   --------
Total interest-earning assets,
  net of allowance..............    785,017
Nonearning assets...............     58,397
                                   --------
        Total assets............   $843,414
                                   ========
LIABILITIES AND SHAREHOLDERS' EQ
Interest-bearing liabilities:
  Interest-bearing demand
    deposits....................   $115,933       2,604      2.25%
  Savings and money market
    accounts....................    148,664       4,080      2.74
  Certificates of deposit.......    366,727      19,121      5.21
  Federal funds purchased and
    securities sold under
    repurchase agreements.......      1,099          62      5.64
Other borrowings................        411          22      5.35
                                   --------     -------     -----
        Total interest-bearing
          liabilities...........    632,834      25,889      4.09%
                                   --------     -------     -----
Noninterest-bearing liabilities:
  Noninterest-bearing demand
    deposits....................    137,754
  Other liabilities.............      6,814
                                   --------
        Total liabilities.......    777,402
                                   --------
Shareholders' equity............     66,012
                                   --------
        Total liabilities and
          shareholders'
          equity................   $843,414
                                   ========
  Net interest income...........                $34,646
                                                =======
  Net interest spread...........                             3.58%
                                                            =====
  Net interest margin...........                             4.39%
                                                            =====

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

                                                                            YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------------------
                                                                   1998 VS. 1997                 1997 VS. 1996
                                                            ---------------------------   ---------------------------
                                                                INCREASE                      INCREASE
                                                               (DECREASE)                    (DECREASE)
                                                                 DUE TO                        DUE TO
                                                            -----------------             -----------------
                                                            VOLUME     RATE      TOTAL    VOLUME     RATE      TOTAL
                                                            -------   -------   -------   -------   -------   -------
                                                                             (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans.....................................................  $7,842    $(1,599)  $ 6,243   $10,831   $  (659)  $10,172
Securities................................................  (2,868)      (737)   (3,605)   1,998       (199)    1,799
Federal funds sold and other temporary investments........     437        (55)      382    1,041         35     1,076
                                                            -------   -------   -------   -------   -------   -------
        Total increase (decrease) in interest income......   5,411     (2,391)    3,020   13,870       (823)   13,047
INTEREST-BEARING LIABILITIES:
Interest-bearing demand deposits..........................     (79)      (423)     (502)     327       (317)       10
Savings and money market accounts.........................     179         19       198      835        506     1,341
Certificates of deposit...................................     (46)      (209)     (255)   4,756        470     5,226
Federal funds purchased and securities sold under
  repurchase agreements...................................     691        (31)      660      212        (41)      171
Other borrowings..........................................     (16)         3       (13)       2         (1)        1
                                                            -------   -------   -------   -------   -------   -------
        Total increase (decrease) in interest expense.....     729       (641)       88    6,132        617     6,749
                                                            -------   -------   -------   -------   -------   -------
Increase (decrease) in net interest income................  $4,682    $(1,750)  $ 2,932   $7,738    $(1,440)  $ 6,298
                                                            =======   =======   =======   =======   =======   =======

  Provision for Loan Losses

     The 1998 provision for loan losses declined to $1.0 from $1.2 million in 1997, a decrease of $156,000, or 13.0%. The reduced provision in 1998 reflected continued strong asset quality as net charge-offs of loans remained at relatively low levels totaling $729,000 or 0.14% of average loans, compared to $783,000 or 0.18% of average loans in 1997. The provision for the year ended 1997 declined by $195,000 or 14.0% from the year ended 1996 and also reflected strong asset quality.

  Noninterest Income

     Noninterest income is an important source of revenue for financial institutions in a deregulated environment. The Company's primary source of noninterest income is service charges on deposit accounts and other banking service related fees.

     Noninterest income for the year ended December 31, 1998 was $10.3 million, an increase of $539,000 from $9.8 million in 1997. Noninterest income increased $626,000 in 1997 from $9.1 million in 1996. This results in annual percentage increases of 5.5% and 6.9% for 1998 and 1997, respectively. The following table presents for the periods indicated the major categories of noninterest income:

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             1998      1997     1996
                                                            -------   ------   ------
                                                             (DOLLARS IN THOUSANDS)
Service charges on deposit accounts.......................  $ 8,050   $7,558   $6,731
Retail services income....................................    1,355    1,396    1,200
Mortgage banking..........................................      246      175      174
Investment services.......................................      319      242      165
Securities lending........................................       31       77      118
Sale of SBA loans.........................................       --      237      392
Other noninterest income..................................      300       77      356
                                                            -------   ------   ------
          Total noninterest income........................  $10,301   $9,762   $9,136
                                                            =======   ======   ======

     Noninterest income increased in 1998 mainly due to increased service charges on deposit accounts, primarily as a result of a pricing change. In addition, investment service fees increased due to improved sales of mutual funds and annuities. These were partially offset by the absence of sales of SBA loans during 1998. The increase in noninterest income from 1996 to 1997 was due principally to service charge income generated by branches acquired with the Acquisitions.

  Noninterest Expense

     For the years ended 1998, 1997 and 1996, noninterest expenses totaled $31.8 million, $31.2 million and $26.9 million, respectively. Noninterest expense increased $663,000 in 1998 compared to the same period in 1997. This increase is primarily due to merger related expenses incurred in connection with the merger with Sunbelt and increased employee compensation and benefit expense. The 16.1% increase in 1997 over the same period in 1996 was primarily the result of operating expenses in branches acquired in the Acquisitions. The Company's efficiency ratios, calculated by dividing total noninterest expenses (excluding securities losses) by net interest income plus noninterest income, were 58.66% in 1998, 61.46% in 1997 and 61.33% in 1996. The decrease in the efficiency ratio in 1998 over 1997 reflects the Company's continued efforts to control operating expenses. The following table presents for the periods indicated the major categories of noninterest expense:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1998      1997      1996
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Employee compensation and benefits......................  $19,440   $19,087   $15,005
Non-staff expenses:
  Net bank premises expense.............................    1,935     1,757     1,596
  Equipment rentals, depreciation and maintenance.......    1,617     1,439     1,164
  Data processing.......................................    1,929     2,197     1,693
  Professional fees.....................................    1,407       984       848
  Regulatory assessments................................      318       124       524
  Special FDIC assessment...............................       --        --     1,782
  Ad valorem and franchise taxes........................      718       665       547
  Net realized losses on available-for-sale
     securities.........................................       46        --        --
  Other.................................................    4,416     4,910     3,693
                                                          -------   -------   -------
          Total non-staff expenses......................   12,386    12,076    11,847
                                                          -------   -------   -------
          Total noninterest expense.....................  $31,826   $31,163   $26,852
                                                          =======   =======   =======

     Employee compensation and benefit expense for the year ended December 31, 1998 was $19.4 million, an increase of $353,000, or 1.8%, from $19.1 million in 1997. The change primarily results from increased health insurance expense and annual employee salary increases. Employee compensation and benefit expense for the year ended December 31, 1997 was $19.1 million, an increase of $4.1 million or 27.2% from $15.0 million for 1996. This increase is the result of expenses in the branches acquired in the Acquisitions and the hiring of additional lending staff. Total full-time equivalent employees at December 31, 1998, 1997 and 1996 were 467, 485 and 433, respectively.

     Non-staff expenses were $12.4 million in 1998, an increase of $310,000 from $12.1 million in 1997. This increase is mainly caused by the increases in professional fees of $423,000, which rose primarily due to the merger with Sunbelt, and net bank premises expense of $178,000, which rose due to higher utility fees and other maintenance expenses. These increases are partially counterbalanced by the decrease in other expenses of $494,000. Non-staff expenses as of December 31, 1997 increased $229,000 over 1996 non-staff expenses of $11.8 million. This increase was predominately attributable to expenses related to the Acquisitions in 1997.

  Income Taxes

     Income tax expense includes the regular federal income tax at the statutory rate, plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of non-deductible interest expense and the amount of other non-deductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pre-tax income, plus certain officers salaries, less interest income from federal securities. There was no income tax component of the Texas franchise tax in 1998, 1997 or 1996. In 1998, income tax expense was $7.5 million, an increase of $1.0 million from 1997. In 1997, income tax expense was $6.5 million, an increase of $1.1 million over 1996. The effective tax rates in 1998, 1997 and 1996, respectively, were 35.13%, 35.43% and 34.56%.

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

FINANCIAL CONDITION

  Loan Portfolio

     Total loans increased by $56.8 million, or 11.9% to $532.4 million at December 31, 1998, from $475.6 million at December 31, 1997. The growth in loans denotes the Company's investment in loan production capacity. Total loans increased $108.1 million, or 29.4% during 1997 to $475.6 million at December 31, 1997 from $367.5 million at December 31, 1996. This increase represented an improved local economy and includes approximately $40 million in loans that were purchased during the Acquisitions.

     At December 31, 1998, total loans represented 55.1% of deposits and 49.4% of total assets. Total loans as a percentage of deposits were 50.1% as of December 31, 1997 and 47.3% of total deposits as of December 31, 1996.

     The following table summarizes the loan portfolio of the Company by type of loan as of the dates indicated:

                                                            DECEMBER 31,
                             --------------------------------------------------------------------------
                                    1998                  1997                  1996             1995
                             ------------------    ------------------    ------------------    --------
                              AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT
                             --------   -------    --------   -------    --------   -------    --------
                                                       (DOLLARS IN THOUSANDS)
Commercial and
 industrial................  $ 50,644     9.51%    $ 58,103    12.22%    $ 49,195    13.39%    $ 41,977
Real estate:
 Construction and land
   development.............    38,673     7.26       32,880     6.91       21,307     5.80       15,677
 1-4 family residential....   105,882    19.89       83,425    17.54       60,375    16.43       40,570
 Commercial mortgages......   174,668    32.81      127,281    26.77       90,260    24.56       63,964
 Farmland..................       722     0.14        1,085     0.23        1,361     0.37        2,001
 Multi-family
   residential.............     7,363     1.38        9,853     2.07        6,520     1.77        4,746
Consumer:
 Indirect..................    96,243    18.08      101,540    21.35       82,814    22.54       65,311
 Direct....................    58,209    10.93       61,416    12.91       55,652    15.14       46,612
                             --------   ------     --------   ------     --------   ------     --------
       Total loans.........  $532,404   100.00%    $475,583   100.00%    $367,484   100.00%    $280,858
                             ========   ======     ========   ======     ========   ======     ========

                                     DECEMBER 31,
                             -----------------------------
                              1995             1994
                             -------    ------------------
                             PERCENT     AMOUNT    PERCENT
                             -------    --------   -------
                                (DOLLARS IN THOUSANDS)
Commercial and
 industrial................   14.95%    $ 37,663    15.08%
Real estate:
 Construction and land
   development.............    5.58       12,392     4.96
 1-4 family residential....   14.45       37,706    15.10
 Commercial mortgages......   22.77       58,453    23.41
 Farmland..................    0.71        2,969     1.19
 Multi-family
   residential.............    1.69        4,201     1.68
Consumer:
 Indirect..................   23.25       56,643    22.69
 Direct....................   16.60       39,664    15.89
                             ------     --------   ------
       Total loans.........  100.00%    $249,691   100.00%
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

     The Company's legal lending limit is currently $8.0 million. Loans up to $400,000 are evaluated and acted upon by an officers' loan committee, which meets twice per week. Loans above that amount must be approved by the Executive Loan Committee, which meets weekly.

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

     The Company's commercial mortgage loans are secured by first liens on real estate, typically have fixed interest rates and amortize over a 10 to 15 year period with balloon payments or a rate adjustment at the end of three to five years. In underwriting commercial mortgage loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and a review of the financial condition of the borrower.

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

     Approximately 62.3% of the Company's consumer loan portfolio as of December 31, 1998, was comprised of indirect loans (representing 18.1% of the Company's total loan portfolio). These are installment loans, with typical maturities of three to five years, which are originated by automobile dealers and others for the purpose of financing and refinancing consumer automobile purchases. The Company also purchases some indirect boat and recreational vehicle loans.

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

     The collection of overdue indirect loans is administered by a staff specially trained for such purpose. Holders of loans that are 10 days past due generally receive written notice of such delinquency. When any loan becomes 15 days past due, the collectors establish telephone contact with the borrower. If the loan remains past due for 30 days, the Company generally sends a demand letter requiring payment within 10 days before asserting its legal rights. The Company's collection staff makes all reasonable efforts to work out credit problems before the accounts are turned over to independent repossession agents. Repossessed automobiles are sold as soon as possible through a number of means in order to minimize any potential losses. The Company's ongoing experience with indirect loan underwriting and collections has contributed to a relatively low delinquency rate of 1.05% as of December 31, 1998.

     The following table summarizes with respect to the Company's indirect loans information regarding the amounts of loans originated and outstanding, the amounts of loans charged off and the delinquency ratios for the periods indicated:

                                                              AS OF AND FOR THE
                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1998       1997      1996
                                                         -------   --------   -------
                                                            (DOLLARS IN THOUSANDS)
Loans originated during period.........................  $40,900   $ 63,906   $56,416
Loans outstanding at end of period.....................   96,243    101,540    82,814
Net loan charge-offs for the period....................     (330)      (413)     (150)
Net loan charge-off ratio..............................     0.33%      0.44%     0.21%
Delinquency ratio at end of period.....................     1.05%      0.94%     0.95%

     The contractual maturity ranges of the commercial and industrial and real estate construction loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 1998 are summarized in the following table:

                                                            DECEMBER 31, 1998
                                               --------------------------------------------
                                                          AFTER ONE
                                               ONE YEAR    THROUGH       AFTER
                                               OR LESS    FIVE YEARS   FIVE YEARS    TOTAL
                                               --------   ----------   ----------   -------
                                                          (DOLLARS IN THOUSANDS)
Commercial and industrial....................  $21,243     $28,740      $   661     $50,644
Real estate construction.....................   23,723       5,422        9,528      38,673
                                               -------     -------      -------     -------
          Total..............................  $44,966     $34,162      $10,189     $89,317
                                               =======     =======      =======     =======
Loans with a predetermined interest rate.....  $21,677     $30,504      $ 3,792     $55,973
Loans with a floating interest rate..........   23,289       3,658        6,397      33,344
                                               -------     -------      -------     -------
          Total..............................  $44,966     $34,162      $10,189     $89,317
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

     The Company's conservative lending approach, as well as a healthy local economy, have resulted in strong asset quality. Nonperforming assets at December 31, 1998 were $1.7 million compared to $1.9 million at December 31, 1997 and $1.2 million at December 31, 1996. The increase in nonperforming assets during 1997 was primarily related to assets acquired with the Acquisitions. This resulted in ratios of nonperforming assets to total loans plus other real estate of 0.31%, 0.41% and 0.31% for the years ended 1998, 1997 and 1996, respectively.

     The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. The Company is sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring. The Company had $69,000 and $95,000 in restructured loans as of December 31, 1998 and December 31, 1997, respectively. The Company's internal loan review department evaluates additional loans which are potential problem loans as to risk exposure in determining the adequacy of the allowance for loan losses.

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

     The following table presents information regarding nonperforming assets at the dates indicated:

                                                           DECEMBER 31,
                                            ------------------------------------------
                                             1998     1997     1996     1995     1994
                                            ------   ------   ------   ------   ------
                                                      (DOLLARS IN THOUSANDS)
Nonaccrual loans.........................   $  808   $  865   $  540   $1,207   $1,678
Restructured loans.......................       69       95       --      162      286
Other real estate........................      774      989      618    1,360      532
                                            ------   ------   ------   ------   ------
          Total nonperforming assets.....   $1,651   $1,949   $1,158   $2,729   $2,496
                                            ======   ======   ======   ======   ======
Nonperforming assets to total loans and
  other real estate......................     0.31%    0.41%    0.31%    0.97%    1.00%

     The additional interest income the Company would have recorded and the interest income the Company did record on nonperforming loans for the five year period ending December 31, 1998 was insignificant.

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

     The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. At December 31, 1998, the Company had $2.7 million of such loans, which were primarily residential and commercial real estate loans.

     Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. At December 31, 1998, the Company had $94,000 of such loans. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans include some loans that are delinquent at least 30 days or on nonaccrual status. Loans classified as "loss" are those loans which are in the process of being charged off.

     In addition to the internally classified loan list and delinquency list of loans, the Company maintains a separate "watch list" which further aids the Company in monitoring loan portfolios. Watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for loan losses. At December 31, 1998, the Company had $3.3 million of such loans, which were primarily secured by residential and commercial real estate.

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

     For the year ended December 31, 1998, net loan charge-offs totaled $729,000 or $0.14% of average loans outstanding for the period, compared to $783,000 or 0.18% in net loan charge-offs during 1997. During 1998, the Company recorded a provision for loan losses of $1.0 million compared to $1.2 million for 1997. At December 31, 1998, the allowance totaled $6.2 million, or 1.16% of total loans. The Company made a provision for loan losses of $1.2 million during 1997 as compared to a provision of $1.4 million for 1996. At December 31, 1997, the allowance aggregated $5.9 million or 1.23% of total loans.

     The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
Average loans outstanding...............  $518,402   $433,981   $319,249   $265,438   $186,034
                                          --------   --------   --------   --------   --------
Gross loans outstanding at end of
  period................................   532,404    475,583    367,484    280,858    249,691
                                          --------   --------   --------   --------   --------
Allowance for loan losses at beginning
  of period.............................  $  5,873   $  4,972   $  4,205   $  3,106   $  2,080
Provision for loan losses...............     1,040      1,196      1,391      1,617        842
Adjustments due to acquisitions.........        --        488         --         --        467
Charge-offs:
  Commercial and industrial.............      (282)      (216)      (187)      (163)      (126)
  Real estate...........................       (37)       (87)       (89)       (61)       (24)
  Consumer..............................      (865)      (922)      (695)      (684)      (413)
Recoveries:
  Commercial and industrial.............       129        115         55         97        115
  Real estate...........................       118         44         19         32         58
  Consumer..............................       208        283        273        261        107
                                          --------   --------   --------   --------   --------
Net loan (charge-offs) recoveries.......      (729)      (783)      (624)      (518)      (283)
Allowance for loan losses at end of
  period................................  $  6,184   $  5,873   $  4,972   $  4,205   $  3,106
                                          ========   ========   ========   ========   ========
Ratio of allowance to end of period
  loans.................................      1.16%      1.23%      1.35%      1.50%      1.24%
Ratio of net loan charge-offs to average
  loans.................................      0.14       0.18       0.20       0.20       0.15
Ratio of allowance to end of period
  nonperforming loans...................    705.13     611.77     920.74     307.16     158.15

     The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                                    DECEMBER 31,
                                         ------------------------------------------------------------------
                                                 1998                   1997                   1996
                                         --------------------   --------------------   --------------------
                                                  PERCENT OF             PERCENT OF             PERCENT OF
                                                   LOANS TO               LOANS TO               LOANS TO
                                         AMOUNT   TOTAL LOANS   AMOUNT   TOTAL LOANS   AMOUNT   TOTAL LOANS
                                         ------   -----------   ------   -----------   ------   -----------
                                                               (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses
  applicable to:
Commercial and industrial..............  $   54       9.51%     $  177      12.22%     $   58      13.39%
Real estate:
  Construction and land development....      --       7.26          --       6.91          --       5.80
  1-4 family residential...............       7      19.89          57      17.54          62      16.43
  Commercial mortgage..................      --      32.81          56      26.77         110      24.56
  Farmland.............................      --       0.14          --       0.23          --       0.37
  Multi-family.........................      --       1.38          --       2.07          --       1.77
Consumer...............................       8      29.01          43      34.26          52      37.68
Unallocated............................   6,115                  5,540                  4,690
                                         ------     ------      ------     ------      ------     ------
          Total allowance for loan
            losses.....................  $6,184     100.00%     $5,873     100.00%     $4,972     100.00%
                                         ======     ======      ======     ======      ======     ======

                                                                          DECEMBER 31,
                                                           -------------------------------------------
                                                                   1995                   1994
                                                           --------------------   --------------------
                                                                    PERCENT OF             PERCENT OF
                                                                     LOANS TO               LOANS TO
                                                           AMOUNT   TOTAL LOANS   AMOUNT   TOTAL LOANS
                                                           ------   -----------   ------   -----------
                                                                     (DOLLARS IN THOUSANDS)
Balance of allowance for loan losses applicable to:
Commercial and industrial................................  $  333      14.95%     $  112      15.08%
Real estate:
  Construction and land development......................      21       5.58          --       4.96
  1-4 family residential.................................      94      14.45          53      15.10
  Commercial mortgage....................................     259      22.77          10      23.41
  Farmland...............................................      --       0.71          --       1.19
  Multi-family...........................................      --       1.69          --       1.68
Consumer.................................................     100      39.85          77      38.58
Unallocated..............................................   3,398                  2,854
                                                           ------     ------      ------     ------
          Total allowance for loan losses................  $4,205     100.00%     $3,106     100.00%
                                                           ======     ======      ======     ======

     The Company believes that the allowance for loan losses at December 31, 1998 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 1998.

  Securities

     The Company uses its securities portfolio primarily as a source of income and secondarily as a source of liquidity. At December 31, 1998, investment securities totaled $437.3 million, a decrease of $42.9 million from $480.2 million at December 31, 1997. The decrease was predominately attributable to the repositioning of the Company's assets to the loan portfolio. At December 31, 1998, investment securities represented 40.6% of total assets compared to 45.6% of total assets at December 31, 1997. The yield on the investment portfolio for the year ended December 31, 1998 was 6.30% compared to a yield of 6.46% for the year ended December 31, 1997.

     The following table summarizes the amortized cost of investment securities held by the Company as of the dates shown:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
U.S. Government securities...........................  $114,657   $220,852   $280,569
Mortgage-backed securities...........................   321,310    255,501    171,725
Other securities.....................................       902      2,439        675
                                                       --------   --------   --------
          Total securities...........................  $436,869   $478,792   $452,969
                                                       ========   ========   ========

     The following table summarizes the contractual maturity of investment securities and their weighted average yields:

                                                                      DECEMBER 31, 1998
                                  ------------------------------------------------------------------------------------------
                                                                          AFTER FIVE
                                                     AFTER ONE BUT        YEARS BUT
                                    WITHIN ONE           WITHIN           WITHIN TEN         AFTER TEN
                                       YEAR            FIVE YEARS           YEARS              YEARS
                                  ---------------   ----------------   ----------------   ---------------   ----------------
                                  AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT    YIELD   AMOUNT    YIELD    TOTAL     YIELD
                                  -------   -----   --------   -----   --------   -----   -------   -----   --------   -----
                                                                    (DOLLARS IN THOUSANDS)
U.S. Government securities......  $82,628   6.70%   $ 32,029   6.50%   $     --     --%   $   --      --%   $114,657   6.64%
Mortgage-backed and other
  securities....................     217    3.95     123,149   6.04     164,612   5.97    34,234    6.06     322,212   6.00
                                  -------   ----    --------   ----    --------   ----    -------   ----    --------   ----
        Totals..................  $82,845   6.69%   $155,178   6.14%   $164,612   5.97%   $34,234   6.06%   $436,869   6.17%
                                  =======   ====    ========   ====    ========   ====    =======   ====    ========   ====

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

     The following table summarizes the carrying value and classification of securities as of the dates shown:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Available-for-sale...................................  $ 70,406   $188,947   $325,351
Held-to-maturity.....................................   366,908    291,236    130,785
                                                       --------   --------   --------
          Total securities...........................  $437,314   $480,183   $456,136
                                                       ========   ========   ========

     At December 31, 1998, investment securities totaled $437.3 million, a decrease of $42.9 million from $480.2 million at December 31, 1997. The decrease was predominately attributable to the repositioning of the Company's assets to the loan portfolio. At December 31, 1997, securities totaled $480.2 million, an increase of $24.0 million from $456.1 million at December 31, 1996. The increase resulted from investing funds acquired with the Acquisitions.

     The following table presents the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown:

                                      DECEMBER 31, 1998                               DECEMBER 31, 1997
                        ---------------------------------------------   ----------------------------------------------
                                      GROSS        GROSS                              GROSS        GROSS
                        AMORTIZED   UNREALIZED   UNREALIZED    FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                          COST         GAIN         LOSS       VALUE      COST         GAIN         LOSS       VALUE
                        ---------   ----------   ----------   -------   ---------   ----------   ----------   --------
                                                            (DOLLARS IN THOUSANDS)
U.S. Government
 securities...........   $44,916       $272         $--       $45,188   $148,956      $1,436        $--       $150,392
Mortgage-backed
 securities...........    24,973        173          --        25,146     37,661          31         73         37,619
Other securities......        72         --          --            72        939          --          3            936
                         -------       ----         ---       -------   --------      ------        ---       --------
       Total..........   $69,961       $445         $--       $70,406   $187,556      $1,467        $76       $188,947
                         =======       ====         ===       =======   ========      ======        ===       ========

                                      DECEMBER 31, 1996
                        ----------------------------------------------
                                      GROSS        GROSS
                        AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                          COST         GAIN         LOSS       VALUE
                        ---------   ----------   ----------   --------
                                    (DOLLARS IN THOUSANDS)
U.S. Government
 securities...........  $275,781      $3,432        $ 77      $279,136
Mortgage-backed
 securities...........    45,728          40         218        45,550
Other securities......       675          --          10           665
                        --------      ------        ----      --------
       Total..........  $322,184      $3,472        $305      $325,351
                        ========      ======        ====      ========

     The following table presents the amortized cost of securities classified as held-to-maturity and their approximate fair values as of the dates shown:

                                     DECEMBER 31, 1998                                DECEMBER 31, 1997
                       ----------------------------------------------   ----------------------------------------------
                                     GROSS        GROSS                               GROSS        GROSS
                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                         COST         GAIN         LOSS       VALUE       COST         GAIN         LOSS       VALUE
                       ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
                                                           (DOLLARS IN THOUSANDS)
U.S. Government
 securities..........  $ 69,741      $1,242        $ --      $ 70,983   $ 71,896      $  849       $   --     $ 72,745
Mortgage-backed
 securities..........   296,337       2,047         217       298,167    217,840         717        1,082      217,475
Other securities.....       830          12          --           842      1,500           2           --        1,502
                       --------      ------        ----      --------   --------      ------       ------     --------
       Total.........  $366,908      $3,301        $217      $369,992   $291,236      $1,568       $1,082     $291,722
                       ========      ======        ====      ========   ========      ======       ======     ========

                                     DECEMBER 31, 1996
                       ----------------------------------------------
                                     GROSS        GROSS
                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                         COST         GAIN         LOSS       VALUE
                       ---------   ----------   ----------   --------
                                   (DOLLARS IN THOUSANDS)
U.S. Government
 securities..........  $  4,788       $17         $    3     $  4,802
Mortgage-backed
 securities..........   125,997        75          1,922      124,150
Other securities.....        --        --             --           --
                       --------       ---         ------     --------
       Total.........  $130,785       $92         $1,925     $128,952
                       ========       ===         ======     ========

     Mortgage-backed securities are securities which have been developed by pooling a number of real estate mortgages and are principally issued by federal agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies. Included in the Company's mortgage-backed securities at December 31, 1998 were $13.8 million in agency-issued collateral mortgage obligations and $355,000 in privately-issued collateral mortgage obligations.

     At December 31, 1998, 10.6% of the mortgage-backed securities held by the Company had final maturities of more than 10 years. However, unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. If interest rates begin to fall, prepayments will increase. Approximately $29.3 million of the Company's mortgage-backed securities earn interest at floating rates and reprice within one year, and accordingly are less susceptible to declines in value should interest rates increase.

     In December of 1996, the Company purchased $30.5 million of mortgage-backed securities classified as held-to-maturity. This transaction, which settled in January of 1997, was the principal cause of the $29.9 million decline in other liabilities from December 31, 1996 to December 31, 1997. See "Note N -- Supplemental Statement of Cash Flow Information" to the Financial Statements.

  Deposits

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies and customer service to attract and retain these deposits. The Company does not have any brokered deposits.

     Average total deposits during 1998 increased to $948.5 million from $934.2 million in 1997, an increase of $14.3 million, or 1.5%. Average total deposits during 1997 increased $165.2 million or 21.5% from $769.1 million in 1996. This increase resulted primarily from deposits acquired in the Acquisitions. The Company's ratios of average noninterest-bearing demand deposits to average total deposits for years ended December 31, 1998, 1997 and 1996 were 19.0%, 17.8% and 17.9%, respectively.

     The Company's lending and investing activities are funded principally by deposits, approximately 51.8% of which are demand and savings deposits. Average noninterest-bearing deposits at December 31, 1998 were $179.9 million as compared to $166.7 million for 1997, an increase of $13.2 million or 7.9%.

     The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 1998, 1997, and 1996 are presented below:

                                                         YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------
                                                 1998              1997              1996
                                            ---------------   ---------------   ---------------
                                             AMOUNT    RATE    AMOUNT    RATE    AMOUNT    RATE
                                            --------   ----   --------   ----   --------   ----
                                                          (DOLLARS IN THOUSANDS)
Money market checking.....................  $126,540   1.67%  $130,470   2.00%  $115,933   2.25%
Regular savings...........................    88,061   2.16     92,531   2.37     93,785   2.46
Money market savings......................    96,913   3.83     86,545   3.73     54,879   3.23
Time deposits less than $100,000..........   319,280   5.21    328,477   5.25    271,027   5.19
Time deposits $100,000 and over...........   137,794   5.39    129,469   5.49     95,700   5.29
                                            --------   ----   --------   ----   --------   ----
          Total interest-bearing
            deposits......................   768,588   4.14    767,492   4.22    631,324   4.09
Noninterest-bearing deposits..............   179,941     --    166,741     --    137,754     --
                                            --------   ----   --------   ----   --------   ----
          Total deposits..................  $948,529   3.35%  $934,233   3.47%  $769,078   3.36%
                                            ========   ====   ========   ====   ========   ====

     The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater by time remaining until maturity:

                                                                DECEMBER 31, 1998
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
3 months or less............................................         $ 59,779
Over 3 months through 6 months..............................           34,562
Over 6 months through 1 year................................           27,882
Over 1 year.................................................           18,938
                                                                     --------
          Total.............................................         $141,161
                                                                     ========

  Interest Rate Sensitivity and Liquidity

     The Company's asset and liability management process is utilized to manage the Company's interest rate risk through structuring the balance sheet to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity and interest rate risk.

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

     An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time ("GAP") and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely.

     The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 1998:

                                                        VOLUMES SUBJECT TO REPRICING WITHIN
                             ------------------------------------------------------------------------------------------
                                                                                                  GREATER
                               0-30       31-180      181-365      1-3        3-5        5-10       THAN
                               DAYS        DAYS        DAYS       YEARS      YEARS      YEARS     10 YEARS     TOTAL
                             ---------   ---------   ---------   --------   --------   --------   --------   ----------
                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Securities...............  $  45,801   $  79,664   $  72,951   $149,851   $ 53,251   $ 35,494   $    302   $  437,314
  Loans....................     79,817      53,979      52,487    148,095    122,208     54,945     20,873      532,404
  Federal funds sold and
    other temporary
    investments............     48,472          --          --         --         --         --         --       48,472
                             ---------   ---------   ---------   --------   --------   --------   --------   ----------
        Total
          interest-earning
          assets...........    174,090     133,643     125,438    297,946    175,459     90,439     21,175    1,018,190
                             ---------   ---------   ---------   --------   --------   --------   --------   ----------
Interest-bearing
  liabilities:
  Demand, money market and
    savings deposits.......    321,837          --          --         --         --         --         --      321,837
  Certificates of deposit
    and other time
    deposits...............     52,588     174,954     106,809     97,542     21,870      1,379          5      455,147
  Federal funds purchased
    and securities sold
    under repurchase
    agreements.............     18,743          --          --         --         --         --         --       18,743
                             ---------   ---------   ---------   --------   --------   --------   --------   ----------
        Total
          interest-bearing
          liabilities......    393,168     174,954     106,809     97,542     21,870      1,379          5      795,727
                             ---------   ---------   ---------   --------   --------   --------   --------   ----------
Period GAP.................  $(219,078)  $ (41,311)  $  18,629   $200,404   $153,589   $ 89,060   $ 21,170   $  222,463
Cumulative GAP.............  $(219,078)  $(260,389)  $(241,760)  $(41,356)  $112,233   $201,293   $222,463
Period GAP to total
  assets...................     (20.32)%     (3.83)%      1.73%     18.58%     14.24%      8.26%      1.96%
Cumulative GAP to total
  assets...................     (20.32)%    (24.15)%    (22.42)%    (3.84)%    10.41%     18.67%     20.63%
Cumulative interest-earning
  assets to cumulative
  interest-bearing
    liabilities............      44.28%      54.17%      64.18%     94.65%    114.13%    125.30%    127.96%

     The Company's one-year cumulative GAP position at December 31, 1998 was negative $241.8 million or 22.42% of assets. This is a one-day position that is continually changing and is not indicative of the Company's position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to GAP analysis the Company uses a simulation model to test the interest rate sensitivity of net interest income and the balance sheet. Based on the Company's December 31, 1998 simulation analysis, the Company estimates that a 200 basis point rise or decline in rates over the next twelve month period would have an impact of less than 3.0% on its net interest income for the same period. The change is relatively small, despite the Company's liability sensitive GAP position. This results primarily from the behavior of demand, money market and savings deposits. The Company has found that historically, interest rates on these deposits change more slowly in a rising rate environment than in a declining rate environment.

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

     The risk-based capital standards issued by the Federal Reserve require all bank holding companies to have "Tier 1 capital" of at least 4.0% and "total risk-based" capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. "Tier 1 capital" generally includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital".

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

     Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the

Federal Reserve's guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered "well capitalized," "adequately capitalized,"
"undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The Bank is classified "well capitalized" for purposes of the FDIC's prompt corrective action regulations. SEE "SUPERVISION AND
REGULATION -- THE COMPANY" AND "-- THE BANK".

     Shareholders' equity increased to $89.3 million at December 31, 1998 from $78.4 million at December 31, 1997, an increase of $10.9 million or 13.9%. This increase predominately resulted from net income of $13.8 million, partially offset by dividends paid of $2.0 million and redemption of preferred stock of $1.0 million. Shareholders' equity increased to $78.4 million at December 31, 1997 from $68.4 million at December 31, 1996, an increase of $10.0 million or 14.6%. This increase was primarily the result of net income of $11.8 million, net proceeds from an initial public offering of $7.4 million, offset by a decline in the net unrealized appreciation on available-for-sale securities of $1.2 million, dividends paid of $1.9 million and the redemption of preferred stock of $6.0 million.

     The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 1998 to the minimum and well-capitalized regulatory standards:

                                                                               ACTUAL RATIO AT
                                        MINIMUM REQUIRED   WELL-CAPITALIZED   DECEMBER 31, 1998
                                        ----------------   ----------------   -----------------
THE COMPANY
  Leverage ratio.......................      3.00%(1)             N/A                8.02%
  Tier 1 risk-based capital ratio......      4.00%                N/A               14.10%
  Risk-based capital ratio.............      8.00%                N/A               15.13%
THE BANK
  Leverage ratio.......................      3.00%(2)            5.00%               7.92%
  Tier 1 risk-based capital ratio......      4.00%               6.00%              13.94%
  Risk-based capital ratio.............      8.00%              10.00%              14.97%

---------------

(1) The Federal Reserve may require the Company to maintain a leverage ratio of up to 200 basis points above the required minimum.

(2) The FDIC may require the Bank to maintain a leverage ratio of up to 200 basis points above the required minimum.

YEAR 2000 COMPLIANCE

  General

     The Company continues to monitor and revise its Year 2000 project plan to ensure there will be no material adverse effect on customers or disruption to business operations as a result of a failure of the Company or third parties to properly process any data, on or after January 1, 2000.

  State of Readiness

     The Company has in place a task force, established in January, 1996, to address the millennium change issues and to ensure there will be no material adverse effect on customers or disruption to business operations as a result of a failure of the Bank or third parties to properly process any data on or after January 1, 2000. The task force has executive sponsorship from, and reports to, the Data Processing Steering Committee, which in turn reports to the Board of Directors. The task force consists of the project manager and the respective task force members. This group meets periodically to review the project schedule and its progress.

     The project plan consists of five phases: Awareness, Assessment, Renovation, Validation, and Implementation. This plan has been patterned after the FFIEC interagency statement of May 5, 1997. The Awareness and Assessment phases are substantially complete; the Renovation and Validation and Implementation phases are currently in process and on schedule.

     The Company has drafted a Year 2000 business recovery contingency and testing plan in accordance with FFIEC directives. All mission critical software utilized has been provided by established software companies who retain the responsibility for Year 2000 compliance. The core application processing systems (demand and time deposit accounting, loan accounting, general ledger accounting, and the customer information processing systems) of the Company, and the hardware upon which it is processed, were tested during the fourth quarter 1998 and, based upon the results, the Company believes these systems to be compliant. These applications comprise 81.25% of the mission critical systems of the Company. It is anticipated that the validation phase will be completed during the first quarter of 1999. The Company will concentrate its efforts on customer communications and business resumption contingency plan testing during 1999. In addition, the Company's compliance efforts specifically regarding Year 2000 issues were reviewed by the FDIC in March 1998 and by an outside auditor in November 1998.

  Costs of Compliance

     Management has prepared an estimate of costs necessary to validate and/or remediate mission critical systems. Based upon this estimate, management does not expect that costs for bringing the Company's computer applications into Year 2000 compliance will have a materially adverse effect on the Company's financial condition, results of operations or liquidity. The estimated costs of validation and remediation is $256,000, of which approximately 75% has been expended with another 25% to be expended during the first half of 1999. However, management's ability to predict the cost associated with Year 2000 compliance is subject to some uncertainties. While the Company has made efforts to obtain appropriate representations and assurances from third party vendors and other organizations that such entities will be able to meet all of their obligations to the Company without disruption as a result of the Year 2000 issues, there can be no assurance that the Company will not be adversely impacted by the failure of such third-party entities to achieve Year 2000 compliance.

  Risk Related to Third Parties

     The Company has performed due diligence with respect to the impact of Year 2000 noncompliance by funds takers, funds providers, and other third parties. This impact cannot be accurately gauged. The Company has identified and contacted customers with borrowing relationships of $1.0 million or more to evaluate their readiness compliance efforts and will continue to monitor any potential impact to the Company. Management does not believe the amounts identified through this process are material in amount to adjust its current methodology for making provisions to the allowance for loan losses although there are no assurances that this amount will not be substantially higher than management's estimate.

  Contingency Plans

     The Company is in the process of testing its business recovery contingency plans with respect to the Year 2000 date change, and believes that it will be able to process its own mission critical systems even in the event of a failure of third parties such as electricity or telecommunications for an extended period of time and without significant losses. In addition, the Company has formulated plans for providing funds necessary for liquidity needs of its customers through funding arrangements with other financial institutions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     For information regarding the market risk of the Company's financial instruments, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- INTEREST RATE SENSITIVITY AND LIQUIDITY". The Company's principal market risk exposure is to interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Annual Report on Form 10-K.

              CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

     The following table presents certain unaudited quarterly financial information concerning the Company's results of operations for each of the two years ended December 31, 1998. The information should be read in conjunction with the historical Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report.

                                                                      QUARTER ENDED 1998
                                                        -----------------------------------------------
                                                         DEC. 31     SEPT. 30     JUNE 30     MARCH 31
                                                        ---------   ----------   ---------   ----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income.......................................   $18,906      $19,165     $19,308      $19,223
Interest expense......................................     8,056        8,184       8,218        8,268
                                                         -------      -------     -------      -------
  Net interest income.................................    10,850       10,981      11,090       10,955
Provision for loan losses.............................       340          275         225          200
                                                         -------      -------     -------      -------
  Net interest income after provision for loan
     losses...........................................    10,510       10,706      10,865       10,755
Noninterest income....................................     2,611        2,581       2,602        2,507
Noninterest expense...................................     7,897        8,020       8,263        7,646
                                                         -------      -------     -------      -------
  Earnings before income taxes........................     5,224        5,267       5,204        5,616
Provision for income taxes............................     1,736        1,878       1,880        1,993
                                                         -------      -------     -------      -------
          Net earnings................................   $ 3,488      $ 3,389     $ 3,324      $ 3,623
                                                         =======      =======     =======      =======
Earnings per share:
  Basic...............................................   $  0.34      $  0.33     $  0.32      $  0.36
  Diluted.............................................      0.33         0.32        0.31         0.34
                                                                      QUARTER ENDED 1997
                                                        -----------------------------------------------
                                                         DEC. 31     SEPT. 30     JUNE 30     MARCH 31
                                                        ---------   ----------   ---------   ----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income.......................................   $19,279      $18,734     $18,623      $16,946
Interest expense......................................     8,495        8,336       8,301        7,506
                                                         -------      -------     -------      -------
  Net interest income.................................    10,784       10,398      10,322        9,440
Provision for loan losses.............................       450          150         173          423
                                                         -------      -------     -------      -------
  Net interest income after provision for loan
     losses...........................................    10,334       10,248      10,149        9,017
Noninterest income....................................     2,571        2,530       2,431        2,230
Noninterest expense...................................     8,596        7,900       7,428        7,239
                                                         -------      -------     -------      -------
  Earnings before income taxes........................     4,309        4,878       5,152        4,008
Provision for income taxes............................     1,528        1,794       1,806        1,373
                                                         -------      -------     -------      -------
          Net earnings................................   $ 2,781      $ 3,084     $ 3,346      $ 2,635
                                                         =======      =======     =======      =======
Earnings per share:
  Basic...............................................   $  0.26      $  0.30     $  0.33      $  0.26
  Diluted.............................................      0.25         0.29        0.32         0.25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Election of Directors," "Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation and Other Matters" in the 1999 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders" in the 1999 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Interests of Management and Others in Certain Transactions" in the 1999 Proxy Statement is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

     Reference is made to the Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such Financial Statements:

     Reports of Independent Certified Public Accountants

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated Statements of Earnings for the Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 1996, 1997 and 1998

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

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

EXHIBITS

     Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Agreement and Plan of Reorganization dated as of December
                            30, 1997 by and among the Company, IBID, Inc., the Bank
                            and Sunbelt (incorporated herein by reference to Exhibit
                            2 to the Company's Registration Statement on Form S-4
                            (Registration No. 333-47281)).
           3.1           -- Amended and Restated Articles of Incorporation of the
                            Company (incorporated herein by reference to Exhibit 3.1
                            to the Company's Registration Statement on Form S-1
                            (Registration No. 33-33001) (the "Registration
                            Statement")).
           3.2           -- Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration
                            Statement).
           4             -- Specimen form of certificate evidencing the Common Stock
                            (incorporated herein by reference to Exhibit 4 to the
                            Registration Statement).
           9.1           -- Voting Agreement and Irrevocable Proxy (included as
                            Exhibit D of the Agreement and Plan of Reorganization
                            filed as Exhibit 2.1 to this Annual Report on Form 10-K).
          10.1           -- Prime Bancshares, Inc. 1997 Stock Incentive Plan
                            (incorporated herein by reference to Exhibit 10.1 to the
                            Registration Statement).
          10.2           -- Prime Bancshares, Inc. 1993 Incentive Stock Option Plan
                            (incorporated herein by reference to Exhibit 10.2 to the
                            Company's Form 10-K for the year ended December 31, 1997
                            filed March 9, 1998).
          21             -- Subsidiaries of Prime Bancshares, Inc. (incorporated
                            herein by reference to Exhibit 21 to the Company's Form
                            10-K for the year ended December 31, 1997 filed March 9,
                            1998).
          23.1*          -- Consent of Grant Thornton LLP
          23.2*          -- Consent of Harper & Pearson Company
          27*            -- Financial Data Schedule

REPORTS ON FORM 8-K

     The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Prime Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on March 1, 1999.

                                            PRIME BANCSHARES, INC.

                                            By:       /s/ E. J. GUZZO
                                              ----------------------------------
                                                         E. J. Guzzo
                                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report or amendment thereto has been signed by the following persons in the indicated capacities on March 1, 1999.

                      SIGNATURE                                            POSITIONS
                      ---------                                            ---------

               /s/ FREDRIC M. SAUNDERS                   Chairman of the Board, (principal executive
-----------------------------------------------------      officer)
                 Fredric M. Saunders

                /s/ L. ANDERSON CREEL                    Treasurer (principal financial officer and
-----------------------------------------------------      principal accounting officer)
                  L. Anderson Creel

                   /s/ E. J. GUZZO                       President and Director
-----------------------------------------------------
                     E. J. Guzzo

                 /s/ DAVID PASTERNAK                     Director
-----------------------------------------------------
                   David Pasternak

               /s/ STUART D. SAUNDERS                    Director
-----------------------------------------------------
                 Stuart D. Saunders

                 /s/ JAMES B. WESLEY                     Director
-----------------------------------------------------
                   James B. Wesley

                 /s/ JERRY S. DOMINY                     Director
-----------------------------------------------------
                   Jerry S. Dominy

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Prime Bancshares, Inc.

     We have audited the accompanying consolidated balance sheets of Prime Bancshares, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1997 and 1996 financial statements of Sunbelt National Bank, a company acquired during 1998 in a transaction accounted for as a pooling of interests, as discussed in Note M. Such statements are included in the 1997 and 1996 consolidated financial statements of Prime Bancshares, Inc. and Subsidiaries and reflect total assets of 9 percent in 1997 and total revenues of 11 percent and 12 percent in 1997 and 1996 of the consolidated totals. The financial statements of Sunbelt National Bank were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Sunbelt National Bank for 1997 and 1996, is based solely upon the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Bancshares, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Houston, Texas
January 19, 1999

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Sunbelt National Bank
Houston, Texas

     We have audited the accompanying balance sheet of Sunbelt National Bank as of December 31, 1997, and the related statements of earnings, changes in stockholders' equity and cash flows for the two years then ended (not presented separately herein). These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunbelt National Bank at December 31, 1997, and results of its operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

/s/ HARPER & PEARSON COMPANY
HARPER & PEARSON COMPANY

Houston, Texas
January 15, 1998

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                 1998         1997
                                                              ----------   ----------
Cash and cash equivalents
  Cash and due from banks...................................  $   33,424   $   25,168
  Federal funds sold and other temporary investments........      48,472       42,553
                                                              ----------   ----------
          Total cash and cash equivalents...................      81,896       67,721
Securities
  Available-for-sale........................................      70,406      188,947
  Held-to-maturity..........................................     366,908      291,236
                                                              ----------   ----------
          Total securities..................................     437,314      480,183
Loans, net..................................................     526,220      469,710
Premises and equipment, net.................................      16,566       16,984
Accrued interest receivable.................................       6,151        7,250
Other assets................................................      10,185       10,287
                                                              ----------   ----------
                                                              $1,078,332   $1,052,135
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
     Noninterest-bearing....................................  $  188,689   $  179,754
     Interest-bearing.......................................     776,984      769,725
                                                              ----------   ----------
          Total deposits....................................     965,673      949,479
  Federal funds purchased and securities sold under
     repurchase agreements..................................      18,743       17,132
  Other liabilities.........................................       4,596        7,097
                                                              ----------   ----------
          Total liabilities.................................     989,012      973,708
Commitments and contingencies...............................          --           --
Shareholders' equity
  Preferred stock...........................................          --        1,000
  Common stock, $0.25 par value, 50,000,000 shares
     authorized; 12,241,980 shares issued in 1998 and
     12,010,980 shares issued in 1997; 10,295,483
     outstanding in 1998 and 10,064,483 shares outstanding
     in 1997................................................       3,060        3,003
  Additional capital........................................      14,402       13,781
  Retained earnings.........................................      73,323       61,498
  Accumulated other comprehensive income....................         160          770
                                                              ----------   ----------
                                                                  90,945       80,052
  Less common stock held in treasury -- at cost.............       1,625        1,625
                                                              ----------   ----------
                                                                  89,320       78,427
                                                              ----------   ----------
                                                              $1,078,332   $1,052,135
                                                              ==========   ==========

        The accompanying notes are an integral part of these statements.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                            YEAR ENDED DECEMBER 31,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1998      1997      1996
                                                              -------   -------   -------
Interest income
  Loans.....................................................  $46,554   $40,311   $30,139
  Securities................................................   27,685    31,290    29,491
  Federal funds sold and other temporary investments........    2,363     1,981       905
                                                              -------   -------   -------
          Total interest income.............................   76,602    73,582    60,535
Interest expense............................................   32,726    32,638    25,889
                                                              -------   -------   -------
          Net interest income...............................   43,876    40,944    34,646
Provision for loan losses...................................    1,040     1,196     1,391
                                                              -------   -------   -------
          Net interest income after provision for loan
            losses..........................................   42,836    39,748    33,255
Noninterest income
  Service charges...........................................    8,050     7,558     6,731
  Other operating income....................................    2,251     2,204     2,405
                                                              -------   -------   -------
          Total noninterest income..........................   10,301     9,762     9,136
Noninterest expense
  Employee compensation and benefits........................   19,440    19,087    15,005
  Net bank premises expense.................................    1,935     1,757     1,596
  Equipment rentals, depreciation and maintenance...........    1,617     1,439     1,164
  Realized losses on available-for-sale securities..........       46        --        --
  Other operating expenses..................................    8,788     8,880     9,087
                                                              -------   -------   -------
          Total noninterest expenses........................   31,826    31,163    26,852
                                                              -------   -------   -------
          Earnings before income taxes......................   21,311    18,347    15,539
Provision for income taxes
  Current...................................................    7,444     6,967     5,700
  Deferred expense (benefit)................................       43      (466)     (330)
                                                              -------   -------   -------
                                                                7,487     6,501     5,370
                                                              -------   -------   -------
          NET EARNINGS......................................  $13,824   $11,846   $10,169
                                                              =======   =======   =======
Basic earnings per common share.............................  $  1.35   $  1.15   $  0.99
                                                              =======   =======   =======
Diluted earnings per common share...........................  $  1.30   $  1.11   $  0.97
                                                              =======   =======   =======

        The accompanying notes are an integral part of these statements.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                               ACCUMULATED
                                                                                  OTHER        COMMON        TOTAL
                                 PREFERRED   COMMON   ADDITIONAL   RETAINED   COMPREHENSIVE   STOCK IN   SHAREHOLDERS'
                                   STOCK     STOCK     CAPITAL     EARNINGS      INCOME       TREASURY      EQUITY
                                 ---------   ------   ----------   --------   -------------   --------   -------------
Balance at January 1, 1996.....   $ 7,000    $2,943    $ 8,134     $43,366       $ 5,142      $(2,626)      $63,959
Comprehensive income:
  Net earnings.................        --       --          --      10,169            --           --        10,169
  Unrealized losses on
    securities, net of tax and
    reclassification
    adjustment.................        --       --          --          --        (3,214)          --        (3,214)
                                                                                                            -------
Comprehensive income...........        --       --          --          --            --           --         6,955
Purchase of treasury stock.....        --       --          --          --            --         (626)         (626)
Sale of common stock...........        --       37         103          --            --           --           140
Dividends......................        --       --          --      (1,992)           --           --        (1,992)
                                  -------    ------    -------     -------       -------      -------       -------
Balance at December 31, 1996...     7,000    2,980       8,237      51,543         1,928       (3,252)       68,436
Comprehensive income:
  Net earnings.................        --       --          --      11,846            --           --        11,846
  Unrealized losses on
    securities, net of tax and
    reclassification
    adjustment.................        --       --          --          --        (1,158)          --        (1,158)
                                                                                                            -------
Comprehensive income...........        --       --          --          --            --           --        10,688
Purchase of treasury stock.....        --       --          --          --            --         (408)         (408)
Sale of common stock...........        --       23         131          --            --           --           154
Sale of treasury stock in
  initial public offering......        --       --       5,745          --            --        2,035         7,780
Stock issuance costs...........        --       --        (332)         --            --           --          (332)
Redemption of preferred
  stock........................    (6,000)                                            --           --        (6,000)
Dividends......................        --       --          --      (1,891)           --           --        (1,891)
                                  -------    ------    -------     -------       -------      -------       -------
Balance at December 31, 1997...     1,000    3,003      13,781      61,498           770       (1,625)       78,427
Comprehensive income:
  Net earnings.................        --       --          --      13,824            --           --        13,824
  Unrealized losses on
    securities, net of tax and
    reclassification
    adjustment.................        --       --          --          --          (610)          --          (610)
                                                                                                            -------
Comprehensive income...........        --       --          --          --            --           --        13,214
Sale of common stock...........        --       57         327          --            --           --           384
Stock issuance costs...........        --       --         (22)         --            --           --           (22)
Redemption of preferred
  stock........................    (1,000)      --         (20)         --            --           --        (1,020)
Dividends......................        --       --          --      (1,999)           --           --        (1,999)
Benefit received related to
  employee stock options.......        --       --         336          --            --           --           336
                                  -------    ------    -------     -------       -------      -------       -------
Balance at December 31, 1998...   $    --    $3,060    $14,402     $73,323       $   160      $(1,625)      $89,320
                                  =======    ======    =======     =======       =======      =======       =======

         The accompanying notes are an integral part of this statement.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                                1998        1997        1996
                                                              ---------   ---------   --------
Cash flows from operating activities:
  Net earnings..............................................  $  13,824   $  11,846   $ 10,169
  Adjustments to reconcile net earnings to net cash provided
    (used) by operating activities:
    Depreciation and amortization...........................      2,485       2,374      1,339
    Accretion of discounts on amortization of premiums, net
       of securities........................................       (119)       (589)      (747)
    Realized loss on available-for-sale securities..........         46          --         --
    Provision for loan losses...............................      1,040       1,196      1,391
    Write-down of other assets..............................         --          --         50
    Gain on sale of premises, equipment and other real
       estate...............................................       (230)        (59)      (210)
    Change in assets and liabilities, net of effects
       resulting from the acquisition of a bank, and the
       purchase of certain branch assets and liabilities:
       Decrease in accrued interest receivable..............      1,099           5      2,448
       (Increase) decrease in other assets..................       (236)      6,201        (84)
       Decrease in other liabilities........................     (2,190)    (28,568)      (126)
                                                              ---------   ---------   --------
         Net cash provided (used) by operating activities...     15,719      (7,594)    14,230
Cash flows from investing activities:
  Purchases of held-to-maturity securities..................   (165,057)   (179,246)    (4,788)
  Proceeds from sales and maturities of available-for-sale
    securities..............................................    121,156     143,540    123,107
  Purchases of available-for-sale securities................        (62)       (264)   (73,224)
  Proceeds from maturities of held-to-maturity securities...     85,984      20,114     12,202
  Increase in loans, net of the effects resulting from the
    acquisition of a bank, and the purchase of certain
    branch assets and liabilities...........................    (57,550)    (67,954)   (87,251)
  Purchases of premises and equipment.......................     (1,607)     (2,088)    (2,098)
  Proceeds from sale of premises, equipment and other real
    estate..................................................        444         567      1,071
  Net decrease in cash resulting from the acquisition of a
    bank....................................................         --      (4,781)        --
  Net increase in cash resulting from acquisition of certain branch assets and the assumption of certain
    liabilities.............................................         --      96,502         --
                                                              ---------   ---------   --------
         Net cash (used) provided by investing activities...    (16,692)      6,390    (30,981)
Cash flows from financing activities:
  Change in deposits, net of the effects resulting from the
    acquisition of a bank, and the purchase of certain
    branch assets and liabilities...........................     16,194      13,222      8,340
  Change in federal funds purchased and securities sold
    under repurchase agreements.............................      1,611       7,432      9,700
  Purchase of treasury stock................................         --        (408)      (626)
  Redemption of preferred stock.............................     (1,020)     (6,000)        --
  Sale of treasury stock in initial public offering, net....         --       7,448         --
  Sale of common stock, net.................................        362         154        140
  Payment of dividends......................................     (1,999)     (1,891)    (1,992)
                                                              ---------   ---------   --------
         Net cash provided by financing activities..........     15,148      19,957     15,562
                                                              ---------   ---------   --------
         Net increase (decrease) in cash and cash
           equivalents......................................     14,175      18,753     (1,189)
Cash and cash equivalents at beginning of year..............     67,721      48,968     50,157
                                                              ---------   ---------   --------
Cash and cash equivalents at end of year....................  $  81,896   $  67,721   $ 48,968
                                                              =========   =========   ========

        The accompanying notes are an integral part of these statements.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follow.

1. GENERAL

     The Company operates twenty-two banking centers and two loan production offices in Southeast and Central Texas. The Company's primary sources of revenue are derived from investing in various United States Treasury and Agency securities and granting loans primarily to customers in Southeast and Central Texas. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the economies in those areas.

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

4. SECURITIES

     The Company accounts for securities according to Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders' equity until realized.

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

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

5. LOANS

     Loans are reported at the principal amount outstanding, net of charge-offs, unearned discounts, purchase discounts and an allowance for loan losses. Unearned discounts on installment loans are recognized using a method which approximates a level yield over the term of the loans. Interest on other loans is calculated using the simple interest method on the daily balance of the principal amount outstanding.

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

10. INCOME TAXES

     The Company files a consolidated Federal income tax return. By agreement with Parent, the Bank records a provision or benefit for Federal income taxes on the same basis as if it filed a separate Federal income tax return. The asset and liability method of accounting is used for income taxes where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES
management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

14. RECLASSIFICATIONS

     Certain reclassifications have been made to conform to the 1998 presentation.

NOTE B -- SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

     At December 31, 1997, the Company purchased $17,132 of government securities under agreements to sell substantially the identical securities for an amount equal to the original purchase price plus accrued interest on January 5, 1998. The average interest rate was 5.3%. At December 31, 1998, the Company had no securities purchased under agreements to resell.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

NOTE C -- SECURITIES

     The securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows:

                                                                   GROSS        GROSS
                                                     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                       COST        GAINS        LOSSES      VALUE
                                                     ---------   ----------   ----------   --------
AVAILABLE-FOR-SALE SECURITIES:
  December 31, 1998:
     U. S. Treasury securities.....................  $ 44,916      $  272       $   --     $ 45,188
     Mortgage-backed securities....................    24,973         173           --       25,146
     Other.........................................        72          --           --           72
                                                     --------      ------       ------     --------
                                                     $ 69,961      $  445       $   --     $ 70,406
                                                     ========      ======       ======     ========
  December 31, 1997:
     U. S. Treasury securities.....................  $148,956      $1,436       $   --     $150,392
     Mortgage-backed securities....................    37,661          31           73       37,619
     Other.........................................       939          --            3          936
                                                     --------      ------       ------     --------
                                                     $187,556      $1,467       $   76     $188,947
                                                     ========      ======       ======     ========
HELD-TO-MATURITY SECURITIES:
  December 31, 1998:
     U.S. Treasury securities......................  $ 69,741      $1,242       $   --     $ 70,983
     Municipal securities..........................       830          12           --          842
     Mortgage-backed securities....................   296,337       2,047          217      298,167
                                                     --------      ------       ------     --------
                                                     $366,908      $3,301       $  217     $369,992
                                                     ========      ======       ======     ========
  December 31, 1997:
     U.S. Treasury securities......................  $ 71,896      $  849       $   --     $ 72,745
     Municipal securities..........................     1,500           2           --        1,502
     Mortgage-backed securities....................   217,840         717        1,082      217,475
                                                     --------      ------       ------     --------
                                                     $291,236      $1,568       $1,082     $291,722
                                                     ========      ======       ======     ========

     There were no gross realized gains on sales of available-for-sale securities for the years ended December 31, 1998, 1997, and 1996. Gross realized losses on sales of available-for-sale securities were $46, $0, and $0 for the years ended December 31, 1998, 1997, and 1996.

     The following table shows the maturity distribution of the investment portfolio at December 31, 1998:

                                              HELD-TO-MATURITY SECURITIES   AVAILABLE-FOR-SALE SECURITIES
                                              ---------------------------   -----------------------------
                                              AMORTIZED COST   FAIR VALUE   AMORTIZED COST    FAIR VALUE
                                              --------------   ----------   ---------------   -----------
Due in one year or less.....................     $ 37,892       $ 38,353        $44,916         $45,188
Due from one to five years..................       32,679         33,472             --              --
Mortgage-backed and equity securities.......      296,337        298,167         25,045          25,218
                                                 --------       --------        -------         -------
                                                 $366,908       $369,992        $69,961         $70,406
                                                 ========       ========        =======         =======

     Securities with an aggregate book value of approximately $167,000 and $146,000 at December 31, 1998 and 1997, were pledged as collateral to secure public deposits.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

     The Company entered into a securities lending agreement whereby certain securities owned by the Company are exchanged for a few days for substantially identical securities. The Company had exchanged securities with market values totaling $57,429 and $80,359 at December 31, 1998 and 1997.

NOTE D -- LOANS

     Major classifications of loans are as follows at December 31:

                                                                1998       1997
                                                              --------   --------
Commercial..................................................  $ 50,121   $ 57,580
  Real estate:
     Construction...........................................    38,673     32,880
     1-4 family residential.................................   105,882     83,425
     Commercial mortgage....................................   174,668    127,281
     Other..................................................     8,085     10,938
  Consumer..................................................   156,808    166,099
  Overdrafts................................................       232        210
                                                              --------   --------
                                                               534,469    478,413
  Less:
     Unearned discounts.....................................     2,065      2,830
     Allowance for loan losses..............................     6,184      5,873
                                                              --------   --------
                                                              $526,220   $469,710
                                                              ========   ========

     Impaired loans were $808 and $865 at December 31, 1998 and 1997. The reduction in interest income associated with these impaired loans was insignificant and no valuation allowance for loan losses related to impaired loans has been established. There were no commitments to lend additional funds to borrowers whose loans were classified as impaired.

     Outstanding loans to directors, significant stockholders and executive officers of the Company and to their related business interests aggregated $492 and $863 at December 31, 1998 and 1997.

NOTE E -- ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses were as follows for the year ended December 31:

                                                            1998      1997      1996
                                                           -------   -------   ------
Balance at January 1.....................................  $ 5,873   $ 4,972   $4,205
Provision................................................    1,040     1,196    1,391
Charge-offs..............................................   (1,184)   (1,225)    (971)
Recoveries...............................................      455       442      347
Increase resulting from bank acquisition.................       --       488       --
                                                           -------   -------   ------
Balance at December 31...................................  $ 6,184   $ 5,873   $4,972
                                                           =======   =======   ======

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

NOTE F -- PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows at December 31:

                                                        ESTIMATED
                                                       USEFUL LIVES    1998      1997
                                                       ------------   -------   -------
Land.................................................           --    $ 4,334   $ 4,435
Building and improvements............................  15-33 years     12,710    12,361
Furniture, fixtures and equipment....................   5-10 years     11,834    10,847
Automobiles..........................................      3 years         88        68
                                                                      -------   -------
                                                                       28,966    27,711
  Less accumulated depreciation......................                  12,400    10,727
                                                                      -------   -------
                                                                      $16,566   $16,984
                                                                      =======   =======

     Included in other assets are other real estate and repossessed assets of $852 and $1,260 at December 31, 1998 and 1997.

NOTE G -- INTEREST BEARING DEPOSITS

     The types of accounts and their respective balances included in interest-bearing deposits are as follows at December 31:

                                                                1998       1997
                                                              --------   --------
NOW accounts and interest-bearing checking accounts.........  $131,401   $127,520
Savings and money market accounts...........................   190,436    181,524
Certificates of deposit.....................................   455,147    460,681
                                                              --------   --------
                                                              $776,984   $769,725
                                                              ========   ========

     The aggregate amount of certificates of deposit, each with a minimum denomination of $100, was approximately $141,161 and $136,639 at December 31, 1998 and 1997. At December 31, 1998, the scheduled maturities of certificates of deposit are as follows:

1999.....................................................   $334,312
2000.....................................................     68,838
2001.....................................................     28,743
2002.....................................................     13,350
2003 and thereafter......................................      9,904
                                                            --------
                                                            $455,147
                                                            ========

     Deposits of executive officers, significant shareholders and directors were $6,063 and $2,406 (including time deposits of $3,801 and $1,239) at December 31, 1998 and 1997.

NOTE H -- SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     At December 31, 1998 and 1997, the Company entered into the sale of $18,743 and $17,132 of government securities under agreements to repurchase substantially the identical securities on January 4, 1999

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES
and January 5, 1998. The average interest rate was 4.25% and 4.80% at December 31, 1998 and 1997. The following summarizes the sales to related parties at December 31:

                                                               1998      1997
                                                              -------   -------
Mission Heights Management Co. Ltd..........................  $ 6,268   $ 7,911
Other related parties.......................................    5,851     9,019
                                                              -------   -------
                                                              $12,119   $16,930
                                                              =======   =======

NOTE I -- PREFERRED STOCK

     The Company has authorized a total of 15,000,000 shares of preferred stock, which are issuable in series. The Company had 6,000,000 authorized, issued and outstanding shares of non-voting, non-convertible, non-cumulative Series A-10% preferred stock, par value $1 per share, that was redeemed in 1997. The Company also had 1,250,000 authorized shares of non-voting, non-convertible, non-cumulative Series B-10% preferred stock, par value $1 per share. The Company had 1,000,000 shares issued and outstanding until the stock was redeemed in 1998.

NOTE J -- INCOME TAXES

     The deferred tax asset, current Federal income tax receivable or payable, and deferred tax liability, included in other assets and other liabilities, are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               1998    1997     1996
                                                              ------   -----   ------
Current receivable (payable)................................  $1,043   $(177)  $  (17)
Deferred tax asset..........................................   1,846   1,805    1,273
Deferred tax liability......................................    (150)   (463)    (993)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              1998     1997     1996
                                                             ------   ------   ------
Deferred tax assets:
  Allowance for loan losses................................  $1,757   $1,579   $1,101
  Depreciation and amortization differences................      --      174       50
  Difference in basis of other real estate.................      52       52       17
  Other....................................................      37       --      105
                                                             ------   ------   ------
                                                             $1,846   $1,805   $1,273
                                                             ======   ======   ======
Deferred tax liabilities:
  Unrealized gain on available-for-sale securities.........  $  (86)  $ (397)  $ (993)
  Depreciation and amortization differences................     (64)      --       --
  Other....................................................      --      (66)      --
                                                             ------   ------   ------
                                                             $ (150)  $ (463)  $ (993)
                                                             ======   ======   ======

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

     The reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Statutory federal income tax rate...........................  35.00%   35.00%   35.00%
Effect of utilization of graduated tax rates................   0.00%    0.00%   (0.69)%
Other.......................................................   0.13%    0.43%    0.25%
                                                              -----    -----    -----
Effective income tax rate...................................  35.13%   35.43%   34.56%
                                                              =====    =====    =====

NOTE K -- COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Commitments under outstanding standby letters of credit totaled $1,266 and $2,101 at December 31, 1998 and 1997. Commitments to extend credit totaled $71,155 and $66,617 at December 31, 1998 and 1997. The Company does not anticipate any material losses as a result of these commitments.

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

     Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved and collateral required in issuing letters of credit are essentially the same as those involved in extending loan facilities to customers.

     The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with outside legal counsel, does not believe that the outcome of these actions would have a material impact on the financial statements of the Company.

     The Company leases certain premises and equipment under cancelable and noncancelable lease arrangements. Total rentals charged to operating expenses were $614, $605 and $508 in the years ended December 31, 1998, 1997 and 1996. Future lease commitments under noncancelable leases are not material.

     The Company has incentive stock option plans, and at December 31, 1998, 420,000 shares of common stock were outstanding for these plans. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The maximum term is 10 years and the shares vest 20% per year.

     The Company's Board of Directors and shareholders approved a new stock option plan in 1997 (the "1997 Incentive Plan") which authorizes the issuance of up to 1,000,000 shares of common stock under both "non-qualified" and "incentive stock" options to employees and "non-qualified" options to directors who are not employees. Options under the 1997 Incentive Plan vest at 20% per year and must be exercised within

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

10 years following the date of grant. There were 51,000 options granted during 1998 for the 1997 Incentive Plan.

     The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its plans. Had compensation cost been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation,the Company's net earnings and earnings per share would have been reduced as follows:

                                                           1998      1997      1996
                                                          -------   -------   -------
Net earnings:
  As reported...........................................  $13,824   $11,846   $10,169
  Pro forma.............................................   13,669    11,770    10,169
Basic earnings per share:
  As reported...........................................  $  1.35   $  1.15   $  0.99
  Pro forma.............................................     1.33      1.14      0.99
Diluted earnings per share:
  As reported...........................................  $  1.30   $  1.11   $  0.97
  Pro forma.............................................     1.29      1.10      0.97

     The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were:

                                                                1998        1997
                                                              --------   ----------
Weighted average fair value.................................  $   7.41   $     1.07
Expected volatility.........................................        39%          31%
Risk free interest rate.....................................       5.5%         5.9%
Expected lives..............................................   5 years    2.5 years
Expected dividend yield.....................................       1.2%         0.8%

     Following is a summary of the status of the incentive option plans:

                                                                  EXERCISE      WEIGHTED
                                                                    PRICE       AVERAGE
                                                    NUMBER OF       RANGE       EXERCISE
                                                     SHARES       PER SHARE      PRICE
                                                    ---------   -------------   --------
Options outstanding at January 1, 1996............   600,000     $.83-$2.67      $ 1.65
Options exercised.................................  (147,000)    $.83-$2.33         .96
                                                    --------
Options outstanding at December 31, 1996..........   453,000     $.83-$2.67        1.87
Options granted...................................   240,000        $4.17          4.17
Options exercised.................................   (93,000)    $.83-$2.33        1.66
                                                    --------
Options outstanding at December 31, 1997..........   600,000     $.83-$4.17        2.83
Options exercised.................................  (231,000)    $.83-$4.17        1.67
Options granted...................................    51,000    $16.25-$19.69     19.18
                                                    --------
Options outstanding at December 31, 1998..........   420,000    $2.33-$19.69     $ 5.45
                                                    ========
Options exercisable at
  December 31, 1996...............................   285,000                     $ 1.84
  December 31, 1997...............................   282,000                     $ 1.92
  December 31, 1998...............................   153,000                     $ 2.92

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

     Following is a summary of the options outstanding at December 31, 1998:

                OUTSTANDING
           ---------------------
                      WEIGHTED
                       AVERAGE
                      REMAINING
EXERCISE             CONTRACTUAL   EXERCISABLE
 PRICE     NUMBER       LIFE         NUMBER
--------   -------   -----------   -----------
 $ 2.33     60,000    4.0 years       60,000
 $ 2.67     78,000    5.4 years       54,000
 $ 4.17    231,000    8.0 years       39,000
 $16.25      7,500    9.8 years           --
 $19.69     43,500    9.6 years           --
           -------                   -------
           420,000                   153,000
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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

     The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                    TO BE WELL
                                                                                CAPITALIZED UNDER
                                                              FOR CAPITAL       PROMPT CORRECTIVE
                                             ACTUAL        ADEQUACY PURPOSES    ACTION PROVISIONS:
                                         ---------------   ------------------   ------------------
                                         AMOUNT    RATIO    AMOUNT     RATIO     AMOUNT     RATIO
                                         -------   -----   ---------   ------   ---------   ------
Ratio As of December 31, 1998:
  Total Capital (to Risk Weighted
     Assets):
     Prime Bancshares, Inc.............  $90,816   15.13%  M$48,002     M8.0%          N/A
     Prime Bank........................  $89,845   14.97%  M$48,010     M8.0%   M$60,013     10.0%
  Tier 1 Capital (to Risk Weighted
     Assets):
     Prime Bancshares, Inc. ...........  $84,632   14.10%  M$24,011     M4.0%          N/A
     Prime Bank........................  $83,660   13.94%  M$24,005     M4.0%   M$36,008      6.0%
  Tier 1 Capital (to Average Assets):
     Prime Bancshares, Inc. ...........  $84,632    8.02%  M$42,236     M4.0%          N/A
     Prime Bank........................  $83,660    7.92%  M$42,235     M4.0%   M$52,794      5.0%
As of December 31, 1997:
  Total Capital (to Risk Weighted
     Assets):
     Prime Bancshares, Inc. ...........  $78,486   14.21%  M$44,189     M8.0%          N/A
     Prime Bank........................  $76,805   13.90%  M$44,189     M8.0%   M$55,236     10.0%
  Tier 1 Capital (to Risk Weighted
     Assets):
     Prime Bancshares, Inc. ...........  $72,613   13.15%  M$22,094     M4.0%          N/A
     Prime Bank........................  $70,932   12.84%  M$22,094     M4.0%   M$33,141      6.0%
  Tier 1 Capital (to Average Assets):
     Prime Bancshares, Inc. ...........  $72,613    6.93%  M$42,161     M4.0%          N/A
     Prime Bank........................  $70,932    6.77%  M$42,928     M4.0%   M$52,410      5.0%

NOTE M -- ACQUISITIONS/DISPOSITIONS

     On May 22, 1998 the Company acquired Sunbelt National Bank, a Texas based commercial bank with $81.4 million in assets and $72.8 million in deposits. The Company issued 747,463 shares of common stock to shareholders of Sunbelt on an exchange ratio of 1.625 shares of the Company's common stock for each share of Sunbelt's stock.

     The Sunbelt acquisition was accounted for under the pooling of interest method of accounting. Accordingly, the consolidated financial statements include the consolidated accounts of Sunbelt for periods presented. Financial information on a separate company basis for the three months ended March 31, 1998 and for the years ended December 31, 1997 and 1996 for the Company and Sunbelt was as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                             MARCH 31,       -------------------------------------
                                               1998                1997                1996
                                         -----------------   -----------------   -----------------
                                         COMPANY   SUNBELT   COMPANY   SUNBELT   COMPANY   SUNBELT
                                         -------   -------   -------   -------   -------   -------
Net interest income....................  $9,827    $1,133    $36,021   $4,923    $30,074   $4,572
Noninterest income.....................   2,336       166      8,956      806      8,292      844
Noninterest expense....................   6,738       908     26,554    4,609     23,056    3,796
Net earnings...........................   3,365       258     11,363      483      9,222      947

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

     During 1997, the Company purchased deposits and certain assets of three branches of Bank of America Texas, N.A. The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed, and the excess of cost over the fair value of the net assets acquired of $1,835, is being amortized over ten years using an accelerated method. Amortization expense charged to other operating expense during 1998 and 1997 was $252 and $231.

     During 1997, the Company purchased all of the assets and liabilities of First Northwestern Bank, N. A. and purchase accounting was applied. The acquisition included approximately $60,200 in deposits and $40,200 in loans. The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed, and the excess of cost over the fair value of the net assets acquired of $3,621, is being amortized over fifteen years using a straight line method. Amortization expense charged to other operating expense during 1998 and 1997 was $264 and $220.

     The following summarized proforma information assumes the First Northwestern acquisition had occurred on January 1, 1996:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
Interest income.............................................  $74,393   $65,353
Net earnings................................................   12,013    10,658
Basic earnings per share....................................     1.17      1.04
Diluted earnings per share..................................     1.12      1.02

     The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transactions actually taken place January 1, 1996.

NOTE N -- SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

     Cash paid during the year ended December 31:

                                                           1998      1997      1996
                                                          -------   -------   -------
Interest................................................  $32,865   $32,133   $25,986
Income taxes............................................  $ 8,451   $ 6,744   $ 5,369

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

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

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

     - LOANS

       Fair values of loans are estimated for segregated groupings of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage and consumer loans. Each of these categories is further subdivided into fixed and adjustable rate loans and performing and nonperforming loans. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the various types of loans. The fair value of nonperforming loans is estimated at the value of the underlying collateral.

     - DEPOSITS

       The fair value of demand deposits, such as non-interest bearing demand deposits and interest-bearing transaction accounts such as savings, NOW and money market accounts are equal to the amount payable on demand as of December 31, 1998 and 1997 (i.e. their carrying amounts).

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

     - OFF-BALANCE SHEET INSTRUMENTS

       Estimated fair values for the Company's off-balance sheet instruments are based on fees, net of related expenses, currently charged to enter into similar agreements, considering the remaining terms of the agreements and the counterparties' credit standing.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

     The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997. The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                            1998                  1997
                                                     -------------------   -------------------
                                                     CARRYING     FAIR     CARRYING     FAIR
                                                      AMOUNT     VALUE      AMOUNT     VALUE
                                                     --------   --------   --------   --------
Financial assets:
  Cash and cash equivalents........................  $ 33,424   $ 33,424   $ 25,168   $ 25,168
  Federal funds sold and other temporary
     investments...................................    48,472     48,472     42,553     42,553
  Securities
     Available-for-sale............................    70,406     70,406    188,947    188,947
     Held-to-maturity..............................   366,908    369,992    291,236    291,722
  Loans, net.......................................   526,220    530,000    469,710    469,000
Financial liabilities:
  Deposits
     Noninterest-bearing...........................   188,689    188,689    179,754    179,754
     Interest-bearing transaction and money market
       accounts....................................   321,837    321,837    309,044    309,044
     Certificates of deposit.......................   455,147    459,000    460,681    462,000
  Federal funds purchased and securities sold under
     repur-chase agreements........................    18,743     18,743     17,132     17,132

NOTE P -- EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share
(EPS) and the weighted average number of shares of dilutive potential common stock.

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
Net earnings................................................  $13,824   $11,846   $10,169
Less: dividends on preferred stock..........................       25       650       700
                                                              -------   -------   -------
Net earnings available to common stockholders used in basic
  and diluted EPS...........................................  $13,799   $11,196   $ 9,469
                                                              =======   =======   =======
Weighted average common shares used in basic EPS (000's)....   10,221     9,722     9,555
Effect of dilutive securities:
  Stock options (000's).....................................      375       380       238
                                                              -------   -------   -------
Weighted average common and potential dilutive common shares
  used in diluted EPS (000's)...............................   10,596    10,102     9,793
                                                              =======   =======   =======

NOTE Q -- COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company has adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires an entity to report and display comprehensive income and its components. Comprehensive income includes net earnings plus other comprehensive income. The Company's other comprehensive income consists of unrealized gains or losses on securities.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

     Other comprehensive income and its tax effects are as follows:

                                                            BEFORE TAX   TAX (EXPENSE)   NET OF TAX
                                                              AMOUNT        BENEFIT        AMOUNT
                                                            ----------   -------------   ----------
                           1998
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during
     period...............................................   $  (984)       $  344        $  (640)
  Less: reclassification adjustment for losses included in
     net earnings.........................................        46           (16)            30
                                                             -------        ------        -------
Other comprehensive income................................   $  (938)       $  328        $  (610)
                                                             =======        ======        =======
                           1997
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during
     period...............................................   $(1,782)       $  624        $(1,158)
  Less: reclassification adjustment for losses included in
     net earnings.........................................        --            --             --
                                                             -------        ------        -------
Other comprehensive income................................   $(1,782)       $  624        $(1,158)
                                                             =======        ======        =======
                           1996
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during
     period...............................................   $(4,870)       $1,656        $(3,214)
  Less: reclassification adjustment for losses included in
     net earnings.........................................        --            --             --
                                                             -------        ------        -------
Other comprehensive income................................   $(4,870)       $1,656        $(3,214)
                                                             =======        ======        =======

NOTE R -- NEW PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which is effective for financial statements issued for periods beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect the effect of SFAS No. 133 to be material to the financial statements taken as a whole.

NOTE S -- SUBSEQUENT EVENTS

     On January 3, 1999, the Board of Directors of the Company declared a cash dividend of $0.06 per share to all common shareholders of record as of December 31, 1998. The dividend was paid on January 11, 1999.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

NOTE T -- PARENT-ONLY FINANCIAL STATEMENTS

                             PRIME BANCSHARES, INC.
                                 (PARENT ONLY)

                                 BALANCE SHEETS
                                  DECEMBER 31,

                                     ASSETS

                                                               1998      1997
                                                              -------   -------
Cash and cash equivalents...................................  $   886   $ 1,678
Other assets................................................      154         5
Investment in subsidiaries..................................   88,357    76,753
                                                              -------   -------
                                                              $89,397   $78,436
                                                              =======   =======

                                  LIABILITIES

Other liabilities...........................................  $    77   $     9
                                                              -------   -------
          Total liabilities.................................       77         9
Commitments and contingencies...............................       --        --
Shareholders' equity:
  Preferred stock...........................................       --     1,000
  Common stock..............................................    3,060     3,003
  Additional capital........................................   14,402    13,781
  Retained earnings.........................................   73,323    61,498
  Accumulated other comprehensive income....................      160       770
                                                              -------   -------
                                                               90,945    80,052
  Less common stock in treasury -- at cost..................    1,625     1,625
                                                              -------   -------
                                                               89,320    78,427
                                                              -------   -------
                                                              $89,397   $78,436
                                                              =======   =======

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

                             PRIME BANCSHARES, INC.
                                 (PARENT ONLY)

                             STATEMENTS OF EARNINGS
                            YEAR ENDED DECEMBER 31,

                                                               1998      1997      1996
                                                              -------   -------   -------
Costs and expenses
  General and administrative................................  $   538   $    13   $     1
                                                              -------   -------   -------
     Operating loss.........................................     (538)      (13)       (1)
  Current income tax benefit................................      188         5        --
                                                              -------   -------   -------
     Loss before equity in net earnings of subsidiaries.....     (350)       (8)       (1)
Equity in net earnings of subsidiaries......................   14,174    11,854    10,170
                                                              -------   -------   -------
          NET EARNINGS......................................  $13,824   $11,846   $10,169
                                                              =======   =======   =======

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES

                             PRIME BANCSHARES, INC.
                                 (PARENT ONLY)

                            STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31,

                                                               1998      1997      1996
                                                              -------   -------   -------
Cash flows from operating activities:
  Net earnings..............................................  $13,824   $11,846   $10,169
  Adjustments to reconcile net earnings to net cash used in
     operating activities:
     Earnings of subsidiaries...............................  (14,179)  (11,854)  (10,170)
     Change in assets and liabilities:
       Increase in other assets.............................     (149)       (5)       --
       Increase in other liabilities........................       68        --        --
                                                              -------   -------   -------
          Net cash used in operating activities.............     (436)      (13)       (1)
Cash flows from investing activities:
     Dividend from subsidiary...............................    2,301    12,612     2,430
     Capital contribution to subsidiary.....................       --   (10,582)       --
                                                              -------   -------   -------
          Net cash provided by investing activities.........    2,301     2,030     2,430
Cash flows from financing activities:
  Purchase of treasury stock................................       --      (408)     (626)
  Dividend payments.........................................   (1,999)   (1,891)   (1,992)
  Redemption of preferred stock.............................   (1,020)   (6,000)       --
  Sale of treasury stock in initial public offering.........       --     7,448        --
  Sale of common stock, net.................................      362       154       140
                                                              -------   -------   -------
          Net cash used in financing activities.............   (2,657)     (697)   (2,478)
                                                              -------   -------   -------
Net (decrease) increase in cash and cash equivalents........     (792)    1,320       (49)
Cash and cash equivalents at beginning of year..............    1,678       358       407
                                                              -------   -------   -------
Cash and cash equivalents at end of year....................  $   886   $ 1,678   $   358
                                                              =======   =======   =======

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement and Plan of Reorganization dated as of December
                            30, 1997 by and among the Company, IBID, Inc., the Bank
                            and Sunbelt (incorporated herein by reference to Exhibit
                            2 to the Company's Registration Statement on Form S-4
                            (Registration No. 333-47281)).
          3.1            -- Amended and Restated Articles of Incorporation of the
                            Company (incorporated herein by reference to Exhibit 3.1
                            to the Company's Registration Statement on Form S-1
                            (Registration No. 33-33001) (the "Registration
                            Statement")).
          3.2            -- Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration
                            Statement).
          4              -- Specimen form of certificate evidencing the Common Stock
                            (incorporated herein by reference to Exhibit 4 to the
                            Registration Statement).
          9.1            -- Voting Agreement and Irrevocable Proxy (included as
                            Exhibit D of the Agreement and Plan of Reorganization
                            filed as Exhibit 2.1 to this Annual Report on Form 10-K).
         10.1            -- Prime Bancshares, Inc. 1997 Stock Incentive Plan
                            (incorporated herein by reference to Exhibit 10.1 to the
                            Registration Statement).
         10.2            -- Prime Bancshares, Inc. 1993 Incentive Stock Option Plan
                            (incorporated herein by reference to Exhibit 10.2 to the
                            Company's Form 10-K for the year ended December 31, 1997
                            filed March 9, 1998).
         21              -- Subsidiaries of Prime Bancshares, Inc. (incorporated
                            herein by reference to Exhibit 21 to the Company's Form
                            10-K for the year ended December 31, 1997 filed March 9,
                            1998).
         23.1*           -- Consent of Grant Thornton LLP
         23.2*           -- Consent of Harper & Pearson Company
         27*             -- Financial Data Schedule