Form 10-Q
period 1999-03-31
PRIME BANCSHARES INC /TX/
filed 1999-05-11
CIK 1043446

===============================================================================
                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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
Yes  X   No
   -----   -----

As of May 7, 1999, there were 9,804,483 shares of the registrant's Common Stock, par value $.25 per share outstanding.

===============================================================================

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                                  Page
                                                                                                                -----
Item 1.  Financial Statements
           Consolidated Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998.....................2
           Consolidated Statements of Earnings for the Three Months Ended March 31, 1999 and 1998 (unaudited).....3
           Consolidated Statement of Changes in Shareholders' Equity..............................................4
           Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 1999 and 1998 (unaudited)............................................................5
           Notes to Interim Consolidated Financial Statements.....................................................6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................8
Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................17
Item 2.  Changes in Securities...................................................................................17
Item 3.  Defaults upon Senior Securities.........................................................................17
Item 4.  Submission of Matters to a Vote of Security Holders.....................................................17
Item 5.  Other Information.......................................................................................17
Item 6.  Exhibits and Reports on Form 8-K........................................................................17
Signatures.......................................................................................................17

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                       March 31,      December 31,
                                                                         1999             1998
                                                                     ------------     ------------
                                                                     (Unaudited)
                                 ASSETS
Cash and cash equivalents:
Cash and due from banks .........................................    $     31,133     $     33,424
Federal funds sold and other temporary investments ..............          23,895           48,472
                                                                     ------------     ------------
    Total cash and cash equivalents .............................          55,028           81,896
                                                                     ------------     ------------
Securities:
Available-for-sale ..............................................          41,869           70,406
Held-to-maturity ................................................         510,818          366,908
                                                                     ------------     ------------
    Total securities ............................................         552,687          437,314
Loans, net of allowance for loan losses of $6,291 and $6,184 ....         549,722          526,220
Premises and equipment, net .....................................          16,255           16,566
Accrued interest receivable .....................................           6,400            6,151
Other assets ....................................................           9,284           10,185
                                                                     ------------     ------------
    Total assets ................................................    $  1,189,376     $  1,078,332
                                                                     ============     ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing .............................................    $    186,239     $    188,689
Interest-bearing deposits .......................................         795,433          776,984
                                                                     ------------     ------------
    Total deposits ..............................................         981,672          965,673
                                                                     ------------     ------------
Federal funds purchased and securities purchased
    under repurchase agreements .................................          18,246           18,743
Other borrowings ................................................         100,000               --
Other liabilities ...............................................           4,969            4,596
                                                                     ------------     ------------
    Total liabilities ...........................................       1,104,887          989,012
                                                                     ------------     ------------

Shareholders' equity:
Common stock ....................................................           3,063            3,060
Additional capital ..............................................          14,436           14,402
Retained earnings ...............................................          76,257           73,323
Accumulated other comprehensive income ..........................             (12)             160
                                                                     ------------     ------------
                                                                           93,744           90,945
Less common stock held in treasury--at cost .....................           9,255            1,625
                                                                     ------------     ------------
    Total shareholders' equity ..................................          84,489           89,320
                                                                     ------------     ------------
    Total liabilities & shareholders' equity ....................    $  1,189,376     $  1,078,332
                                                                     ============     ============

      See accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                   Three months ended
                                                                        March 31,
                                                                ------------------------
                                                                   1999          1998
                                                                ----------    ----------
Interest income:
Loans ......................................................    $   11,712    $   11,180
Securities .................................................         6,980         7,527
Federal funds sold and other temporary investments .........           760           516
                                                                ----------    ----------
    Total interest income ..................................        19,452        19,223
Interest expense ...........................................         8,373         8,268
                                                                ----------    ----------
    Net interest income ....................................        11,079        10,955
Provision for loan losses ..................................           256           200
                                                                ----------    ----------
    Net interest income after provision for loan ...........        10,823        10,755
    losses
                                                                ----------    ----------
Noninterest income:
Service charges ............................................         1,933         1,989
Other operating income .....................................           588           518
                                                                ----------    ----------
    Total noninterest income ...............................         2,521         2,507
                                                                ----------    ----------
Noninterest expense:
Employee compensation and benefits .........................         4,937         4,882
Net bank premises expense ..................................           504           428
Equipment rentals, depreciation and maintenance ............           445           375
Other operating expenses ...................................         1,973         1,961
                                                                ----------    ----------
    Total noninterest expenses .............................         7,859         7,646
                                                                ----------    ----------
    Earnings before income taxes ...........................         5,485         5,616
Provision for income taxes .................................         1,934         1,993
                                                                ----------    ----------
    Net earnings before preferred stock dividends ..........         3,551         3,623
    Preferred stock dividends ..............................            --            25
                                                                ----------    ----------
    Net earnings available to common shareholders ..........    $    3,551    $    3,598
                                                                ==========    ==========
    Basic earnings per common share ........................    $     0.35    $     0.36
                                                                ==========    ==========
    Diluted earnings per common share ......................    $     0.34    $     0.34
                                                                ==========    ==========

      See accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                        Accumulated
                                                                                           other                      Total
                                                                                          compre-        Common       share-
                                   Preferred      Common     Additional     Retained       hensive      stock in      holders'
                                     stock        stock        capital      earnings       Income       treasury      equity
                                  ----------    ----------   ----------    ----------    ----------    ----------    ----------
Balance at January 1, 1998 ....   $    1,000    $    3,003   $   13,781    $   61,498    $      770    $   (1,625)   $   78,427
Comprehensive income:
   Net earnings ...............           --            --           --        13,824            --            --        13,824
   Unrealized losses on
   securities,
     net of tax and
     reclassification
     adjustment ...............           --            --           --            --          (610)           --          (610)
                                                                                                                     ----------
Comprehensive income ..........           --            --           --            --            --            --        13,214
Sale of common stock ..........           --            57          327            --            --            --           384
Stock issuance costs ..........           --            --          (22)           --            --            --           (22)
Redemption of preferred stock .       (1,000)           --          (20)           --            --            --        (1,020)
Dividends .....................           --            --           --        (1,999)           --            --        (1,999)
Benefits received related to
   employee stock options .....           --            --          336            --            --            --           336
                                  ----------    ----------   ----------    ----------    ----------    ----------    ----------
Balance at December 31, 1998 ..           --         3,060       14,402        73,323           160        (1,625)   $   89,320
Comprehensive income:
   Net earnings(1) ............           --            --           --         3,551            --            --         3,551
   Unrealized losses
   on securities(1) ...........           --            --           --            --          (172)           --          (172)
                                                                                                                     ----------
Comprehensive income ..........           --            --           --            --            --            --         3,379

Sale of common stock(1) .......           --             3           34            --            --            --            37
Purchase of treasury stock(1) .           --            --           --            --            --        (7,630)       (7,630)
Dividends(1) ..................           --            --           --          (617)           --            --          (617)
                                  ----------    ----------   ----------    ----------    ----------    ----------    ----------
Balance at March 31, 1999(1) ..   $       --    $    3,063   $   14,436    $   76,257    $      (12)   $   (9,255)   $   84,489
                                  ==========    ==========   ==========    ==========    ==========    ==========    ==========

(1)  Unaudited

      See accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                               Three months ended March 31,
                                                                               ----------------------------
                                                                                   1999            1998
                                                                               ------------    ------------
Cash flows from operating activities:
    Net earnings ...........................................................   $      3,551    $      3,623
    Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization ..........................................            602             658
    Amortization of premiums, net of accretion of discounts on securities ..            178            (126)
    Provision for loan losses ..............................................            256             200
    Loss (gain) on sale of premises, equipment and other real estate .......              2            (219)
    Dividends on Federal Home Loan Bank stock ..............................            (45)             --
    Change in assets and liabilities:
       Decrease in accrued interest receivable .............................           (249)           (710)
       Decrease in other assets ............................................            663              91
       Increase (decrease) in other liabilities ............................            465             (81)
                                                                               ------------    ------------
         Net cash provided by operating activities .........................          5,423           3,436
Cash flows from investing activities:
    Purchases of held-to-maturity securities ...............................       (167,277)        (15,695)
    Purchases of available-for-sale securities .............................         (5,000)             --
    Proceeds from maturities of available-for-sale securities ..............         33,377          27,383
    Proceeds from maturities of held-to-maturity securities ................         23,130          13,082
    Increase in loans ......................................................        (23,758)        (36,739)
    Purchases of premises and equipment ....................................           (148)           (268)
    Proceeds from sale of premises, equipment and other real estate ........             93             432
                                                                               ------------    ------------
         Net cash used by investing activities .............................       (139,583)        (11,805)
Cash flows from financing activities:
    Change in deposits .....................................................         15,999          15,463
    Borrowing from the Federal Home Loan Bank ..............................        100,000
    Change in federal funds purchased and securities sold under repurchase
       agreements ..........................................................           (497)            473
    Stock issuance cost ....................................................             --              (5)
    Purchase of treasury stock .............................................         (7,630)             --
    Redemption of preferred stock ..........................................             --          (1,020)
    Sale of common stock ...................................................             37             260
    Dividends paid .........................................................           (617)           (397)
                                                                               ------------    ------------
         Net cash provided by financing activities .........................        107,292          14,774
                                                                               ------------    ------------
         Net (decrease) increase in cash and cash equivalents ..............        (26,868)          6,405
Cash and cash equivalents at beginning of period ...........................         81,896          67,721
                                                                               ------------    ------------
Cash and cash equivalents at end of period .................................   $     55,028    $     74,126
                                                                               ============    ============

      See accompanying Notes to Interim Consolidated Financial Statements.

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Prime Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, IBID, Inc.
(IBID) and Prime Bank (the "Bank"). All significant intercompany transactions and balances have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2)      INCOME PER COMMON SHARE

         Income per common share was computed based on the following:

                                                           For the quarter ended
                                                                 March 31,
                                                       ---------------------------
                                                           1999           1998
                                                       ------------   ------------

Net earnings available to common shareholders ......   $      3,551   $      3,598

Weighted average common shares used in basic EPS ...     10,215,416     10,087,016
Potential dilutive common shares ...................        284,615        502,919
                                                       ------------   ------------
Weighted average common and potential dilutive
    common shares used in dilutive EPS .............     10,500,031     10,589,935

                                                       ------------   ------------
Basic earnings per common share ....................   $       0.35   $       0.36
                                                       ============   ============
Diluted earnings per common share ..................   $       0.34   $       0.34
                                                       ============   ============

                    PRIME BANCSHARES, INC. AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 1999
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

(3)      COMPREHENSIVE INCOME

         Comprehensive income is a more inclusive financial reporting methodology than net earnings and includes disclosure of certain financial information that historically has not been recognized in the calculation of net earnings.

         The tax effects for components of comprehensive income are as follows:

                                                              Three months ended March 31,
                                    ------------------------------------------------------------------------------
                                                     1999                                    1998
                                    -------------------------------------    -------------------------------------
                                      Before                     Net of        Before                    Net of
                                       Tax           Tax          Tax           Tax          Tax          Tax
                                      Amount       Benefit       Amount        Amount       Benefit      Amount
                                    ----------    ----------   ----------    ----------    ----------   ----------
Unrealized losses on securities
 arising during the period ......   $     (265)   $       93   $     (172)   $      (68)   $       24   $      (44)
                                    ----------    ----------   ----------    ----------    ----------   ----------

Other comprehensive income ......   $     (265)   $       93   $     (172)   $      (68)   $       24   $      (44)
                                    ==========    ==========   ==========    ==========    ==========   ==========

(4)      BORROWINGS

         During the first quarter of 1999, the Company borrowed $100,000 from the Federal Home Loan Bank at a weighted average interest rate of 4.84 percent. The principal matures in 10 years and contains certain call provisions.

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

OVERVIEW

         Net earnings available to common shareholders were $3.6 million ($0.34 per common share on a diluted basis) for the quarters ended March 31, 1999 and March 31, 1998. The Company posted returns on average common equity of 16.16% and 18.47% and returns on average assets of 1.28% and 1.39% for the quarters ended March 31, 1999 and 1998, respectively. The decrease in returns on assets and average common equity resulted primarily from slow growth in net interest income.

         Total loans increased to $556.0 million at March 31, 1999 from $532.4 million at December 31, 1998, an increase of $23.6 million, or 4.4%. Total assets were $1.2 billion at March 31, 1999 compared with $1.1 billion at December 31, 1998. The increase in total assets resulted mainly from utilizing external funding sources to take advantage of investment opportunities. Common shareholders' equity was $84.5 million at March 31, 1999 compared with $89.3 million at December 31, 1998, a decrease of $4.8 million, or 5.4%. The decrease in shareholders' equity resulted mainly from a stock repurchase program in which the Company bought 500,000 shares of its common stock during the first quarter of 1999.

RESULTS OF OPERATIONS

Interest Income

         Interest income for the quarter ended March 31, 1999 was $19.5 million, an increase of $229,000, or 1.2%, from the quarter ended March 31, 1998. The increase in interest income was due to a 7.1% increase in average earning assets. This was partially offset by a decline in the yield on average earning assets, which decreased 43 basis points from the first quarter of 1998 due to declining market interest rates.

Interest Expense

         Interest expense on deposits and other interest-bearing liabilities was $8.4 million for the quarter ended March 31, 1999 compared with $8.3 million for the quarter ended March 31, 1998, an increase of $105,000, or 1.3%. The increase in interest expense was due primarily to an increase in average interest-bearing liabilities to $851.6 million for the quarter ended March 31, 1999 from $794.3 million for the quarter ended March 31, 1998. This was offset by the interest rate on average interest-bearing liabilities decreasing to 3.99% from 4.22% for the same periods.

Net Interest Income

         Net interest income was $11.1 million for the quarter ended March 31, 1999 compared with $11.0 million for the quarter ended March 31, 1998, an increase of $124 thousand, or 1.1%. The increase in net interest income resulted primarily from growth in average earning assets to $1.1 billion for the quarter ended March 31, 1999 from $1.0 billion for the quarter ended March 31, 1998, an increase of $70.8 million, or 7.1%. This was partially offset by a decrease in the net interest margin of 25 basis points from the same period a year ago.

         The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 1999 and 1998. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                                                                          Three months ended March 31,
                                             ------------------------------------------------------------------------------------
                                                                 1999                                      1998
                                             -----------------------------------------    ---------------------------------------
                                               Average       Interest        Average        Average      Interest       Average
                                             Outstanding      Earned/         Yield/      Outstanding     Earned/        Yield/
                                               Balance         Paid            Rate         Balance        Paid           Rate
                                             -----------    -----------    -----------    -----------   -----------   -----------
ASSETS:                                                                       (Dollars in thousands)
Interest-earning assets:
      Loans ..............................   $   544,051    $    11,712           8.73%   $   493,248   $    11,180          9.19%
      Securities .........................       466,401          6,980           6.07%       469,049         7,527          6.51%
      Federal funds sold and other
          temporary investments ..........        61,144            760           5.04%        38,531           516          5.43%
                                             -----------    -----------    -----------    -----------   -----------   -----------
           Total interest-earning assets .     1,071,596    $    19,452           7.36%     1,000,828   $    19,223          7.79%
Less allowance for loan losses ...........        (6,267)                                      (5,864)
                                             -----------                                  -----------
Total interest-earning assets, net
   of allowance............................    1,065,329                                      994,964
Nonearning assets..........................       60,731                                       63,780
                                             -----------                                  -----------
           Total assets..................... $ 1,126,060                                  $ 1,058,744
                                             ===========                                  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
      Interest-bearing demand deposits...... $   135,996    $       607           1.81%   $   130,661   $       581           1.80%
      Savings and money market accounts.....     190,874          1,361           2.89%       182,579         1,383           3.07%
      Certificates of deposit...............     467,101          5,735           4.98%       463,420         6,091           5.33%
      Federal funds purchased and securities
         sold under repurchase agreements...      18,709            196           4.25%        17,258           207           4.86%
      Other borrowings.......................     38,889            474           4.94%           380             6           6.40%
                                             -----------    -----------    -----------    -----------   -----------   -----------
           Total interest-bearing liabilities    851,569          8,373           3.99%       794,298         8,268           4.22%
                                             -----------    -----------    -----------    -----------   -----------   -----------
Noninterest-bearing liabilities:
      Noninterest-bearing demand deposits...     181,091                                      178,463
      Other liabilities.....................       4,276                                        6,977
                                             -----------                                  -----------
           Total liabilities................   1,036,936                                      979,738
Shareholders' equity.......................       89,124                                       79,006
           Total liabilities and
           shareholders'
             equity..........................$ 1,126,060                                  $ 1,058,744
                                             ===========                                  ===========
Net interest income........................                 $    11,079                                 $    10,955
                                                            ===========                                 ===========
Net interest spread........................                                       3.37%                                      3.57%
                                                                           ===========                                ===========
Net interest margin........................                                       4.19%                                      4.44%
                                                                           ===========                                ===========

         The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume that can be segregated have been allocated.

                                                          Three months ended March 31,
                                                     --------------------------------------
                                                                  1999 vs. 1998
                                                     --------------------------------------
                                                       Increase (Decrease)
                                                              Due to
                                                     --------------------------------------
                                                       Volume         Rate          Total
                                                     ----------    ----------    ----------
                                                             (Dollars in thousands)
Interest-earning assets:
    Loans ........................................   $    1,152    $     (620)   $      532
    Securities ...................................          (42)         (505)         (547)
    Federal funds sold and other temporary
      Investments ................................          303           (59)          244
                                                     ----------    ----------    ----------
        Total increase in interest income ........        1,413        (1,184)          229
                                                     ----------    ----------    ----------
Interest-bearing liabilities:
    Interest-bearing demand deposits .............           24             2            26
    Savings and money market accounts ............           63           (85)          (22)
    Certificates of deposit ......................           48          (404)         (356)
    Federal funds purchased and securities sold
      under repurchase agreements ................           17           (28)          (11)
    Other Borrowings .............................          608          (140)          468
                                                     ----------    ----------    ----------
        Total increase in interest expense .......          760          (655)          105
                                                     ----------    ----------    ----------
    Increase in net interest income ..............   $      653    $     (529)   $      124
                                                     ==========    ==========    ==========

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

         Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 1999, the allowance for loan losses amounted to $6.3 million, or 1.13%, of total loans. The allowance for loan losses as a percentage of nonperforming loans was 576.10% at March 31, 1999.

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

         The provision for loan losses for the quarter ended March 31, 1999 was $256,000 compared with $200,000 for the quarter ended March 31, 1998. The higher provision reflects an increase in total average loans. For the quarter ended March 31, 1999, net charge-offs were $149,000, or 0.11%, of average loans.

         Set forth below is an analysis of the allowance for loan losses for the three months ended March 31, 1999:

                                                                      Three months
                                                                          ended
                                                                     March 31, 1999
                                                                 ----------------------
                                                                 (Dollars in thousands)

Average loans outstanding .......................................   $       544,051

Gross loans outstanding at end of period ........................           556,013
Allowance for loan losses at beginning of period ................             6,184
Provision for loan losses .......................................               256
Charge-offs:
    Commercial and industrial ...................................               (11)
    Real estate .................................................                --
    Consumer ....................................................              (212)
Recoveries:
    Commercial and industrial ...................................                 3
    Real estate .................................................                 9
    Consumer ....................................................                62
                                                                    ---------------
Net loan (charge-offs) recoveries ...............................              (149)
                                                                    ---------------
Allowance for loan losses at end of period ......................   $         6,291
                                                                    ===============

Ratio of allowance to end of period loans .......................              1.13%
Ratio of net charge-offs to average loans .......................              0.11%
Ratio of allowance to end of period nonperforming loans .........            576.10%

Noninterest Income

         The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service-related fees. Noninterest income for the quarter ended March 31, 1999 was $2.5 million for the quarters ended March 31, 1999 and 1998. The following table presents, for the periods indicated, the major categories of noninterest income:

                                                           Three months ended
                                                                 March 31,
                                                     ---------------------------------
                                                          1999               1998
                                                     ---------------   ---------------
                                                           (Dollar in thousands)
Service charges on deposit accounts ..............   $         1,933   $         1,989
Retail services income ...........................               411               354
Mortgage banking .................................                56                26
Investment services ..............................                48                59
Securities lending ...............................                10                10
Other noninterest income .........................                63                69
                                                     ---------------   ---------------
    Total noninterest income .....................   $         2,521   $         2,507
                                                     ===============   ===============

      The increase in noninterest income resulted primarily from increases in retail services and mortgage banking fees. Retail services income increased primarily due to increased usage of ATM and debit cards. Loan processing fees account for the majority of the increase in mortgage banking fees. These increases are offset by the decrease in service charges collected, which was due primarily to lower insufficient check fees.

Noninterest Expenses

      Noninterest expenses totaled $7.9 million for the quarter ended March 31, 1999 compared with $7.6 million for the quarter ended March 31, 1998, an increase of $213,000, or 2.8%. The following table presents, for the periods indicated, the major categories of noninterest expenses:

                                              Three months ended
                                                   March 31,
                                           -----------------------
                                              1999         1998
                                           ----------   ----------
                                            (Dollars in thousands)

Employee compensation and benefits .....   $    4,937   $    4,882
Non-staff expenses:
    Net bank premises expense ..........          504          428
    Equipment rentals, depreciation
       and maintenance .................          445          375
    Data processing ....................          355          464
    Professional fees ..................          266          268
    Regulatory assessments .............           77           85
    Ad valorem and franchise taxes .....           86          178
    Other ..............................        1,189          966
                                           ----------   ----------
         Total non-staff expenses ......        2,922        2,764
                                           ----------   ----------
        Total noninterest expenses .....   $    7,859   $    7,646
                                           ==========   ==========

      Employee compensation and benefits expense for the quarter ended March 31, 1999 was $4.9 million, an increase of $55,000, or 1.1%, over the same period in 1998. The increase was primarily due to normal salary increases. The number of full-time equivalent employees was 470.0 at March 31, 1999 and 1998.

      Non-staff expenses were $2.9 million for the quarter ended March 31, 1999 compared with $2.8 million for the same period in 1998, an increase of 5.7%. Net bank premises expense increased $76,000, or 17.8%, to $504,000, due to the addition of the Clear Lake branch as well as general increases in utilities, cleaning costs, and repairs. Equipment rentals, depreciation and maintenance increased $70,000, or 18.7%, due primarily to a larger number of repairs needed in the first quarter of 1999, as well as increased depreciation expense resulting from purchases made over the last year. Data processing expense declined $109,000, or 23.5%, to $355,000, due mainly to the consolidation of computer systems after the first quarter of 1998, as well as a decrease in the depreciation expense of computers and computer software, as many of these items became fully depreciated. Ad valorem and franchise taxes were $92,000, or 51.7%, lower in the quarter ended March 31, 1999 compared with the same period in 1998.

Income Taxes

         Income tax expense decreased approximately $59,000 to $1.9 million for the quarter ended March 31, 1999 from $2.0 million for the same period in 1998. The decrease was primarily attributable to lower pretax net earnings.

FINANCIAL CONDITION

Loan Portfolio

         Total loans were $556.0 million at March 31, 1999, an increase of $23.6 million, or 4.4%, from $532.4 million at December 31, 1998. Loan growth occurred primarily in commercial and residential real estate. Loans comprised 49.1% of total earning assets at March 31, 1999 compared with 52.3% at December 31, 1998.

         The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 1999 and December 31, 1998:

                                           March 31, 1999            December 31, 1998
                                      -----------------------    -----------------------
                                        Amount      Percent        Amount      Percent
                                      ----------   ----------    ----------   ----------
                                                   (Dollars in thousands)

Commercial and industrial .........   $   61,851        11.12%   $   50,644         9.51%
Real estate:
      Construction and land
           Development ............       42,242         7.60        38,673         7.26
      1-4 family residential ......      110,327        19.85       105,882        19.89
      Commercial mortgages ........      180,331        32.43       174,668        32.81
      Farmland ....................          634         0.11           722         0.14
      Multi-family residential ....        6,735         1.21         7,363         1.38
Consumer:
      Indirect ....................       95,670        17.21        96,243        18.08
      Direct ......................       58,223        10.47        58,209        10.93
                                      ----------   ----------    ----------   ----------
           Total loans ............   $  556,013       100.00%   $  532,404       100.00%
                                      ==========   ==========    ==========   ==========

NONPERFORMING ASSETS

         Nonperforming assets were $1.8 million at March 31, 1999 compared with $1.7 million at December 31, 1998, reflecting continued strong asset quality. The ratio of nonperforming assets to total loans and other real estate was 0.32% and 0.31% at March 31, 1999 and December 31, 1998, respectively.

         The following table presents information regarding nonperforming assets as of the dates indicated:

                                                 March 31,   December 31,
                                                   1999         1998
                                                ----------   ----------
                                                 (Dollars in thousands)

Nonaccrual loans ............................   $    1,030   $      808
Restructured loans ..........................           62           69
                                                ----------   ----------
Total nonperforming loans ...................        1,092          877
Other real estate ...........................          679          774
                                                ----------   ----------
Total nonperforming assets ..................   $    1,771   $    1,651
                                                ==========   ==========
Accruing loans 90 or more days past due .....   $      138   $      699

SECURITIES

         Securities totaled $552.7 million at March 31, 1999, an increase of $115.4 million from $437.3 million at December 31, 1998. The increase occurred primarily due to an increase in available funds resulting from Federal Home Loan Bank borrowings. At March 31, 1999, securities represented 48.8% of total earning assets compared with 42.9% of total earning assets at December 31, 1998. The yield on average securities for the quarter ended March 31, 1999 was 6.07% compared with 6.51% for the same period in 1998. At March 31, 1999, securities included $84.1 million in U.S. Treasury securities, $441.1 million in mortgage-backed securities, $12.9 million in collateralized mortgage obligations, and $9.5 million in municipal securities. The average life of the securities portfolio at March 31, 1999 was approximately five years and six months.

PREMISES AND EQUIPMENT

         Premises and equipment totaled $16.3 million at March 31, 1999, a decline of $311,000 from $16.6 million at December 31, 1998. The decline was due primarily to depreciation of existing premises and equipment.

DEPOSITS

         At March 31, 1999, demand and savings deposits accounted for approximately 52.2% of total deposits, while certificates of deposit made up 47.8%. Noninterest-bearing demand deposits totaled $186.2 million, or 19.0%, of total deposits at March 31, 1999 compared with $188.7 million, or 19.5%, of total deposits at December 31, 1998. The average cost of deposits, including noninterest-bearing demand deposits, was 3.20% for the quarter ended March 31, 1999 compared with 3.42% for the same period in 1998. The decline in average cost of deposits was due mainly to the declining market interest rates.

BORROWINGS

         Federal Funds Purchased and securities sold under repurchase agreements totaled $18.2 million at March 31, 1999. These short-term borrowings represent customers' funds. Separately, the Company has access to purchased funds from correspondent banks. During the first quarter of 1999, the Company borrowed $100 million from the Federal Home Loan Bank in order to take advantage of investment opportunities.

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

         Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 1999, the Company had cash and cash equivalents of $55.0 million, down from $74.1 million at March 31, 1998. The decline was due primarily to a decline in federal funds sold and other temporary investments.

         The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $5.4 million and $3.4 million for the quarters ended March 31, 1999 and 1998, respectively.

         Net cash used by investing activities was $139.6 million and $11.8 million for the quarters ended March 31, 1999 and 1998, respectively. The difference related mainly to the purchase of securities with the cash borrowed from the Federal Home Loan Bank.

         Net cash provided by financing activities was $107.3 million and $14.8 million for the quarters ended March 31, 1999 and 1998, respectively. The difference primarily relates to the borrowing from the Federal Home Loan Bank.

CAPITAL RESOURCES

         Total shareholders' equity as of March 31, 1999 was $84.5 million, a decrease of $4.8 million, or 5.4%, compared with shareholders' equity of $89.3 million at December 31, 1998. The decrease was primarily due to a stock repurchase by the Company of 500,000 shares, as well as dividends paid on common stock. This was partially offset by net income of $3.6 million

         Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation, with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The Company's risk-based capital ratios remain above the levels designated as "Well Capitalized" on March 31, 1999, with Tier 1 Capital, Total Risk-Based Capital and Leverage Capital Ratios of 12.58%, 13.57% and 7.14%, respectively. The Bank's risk-based capital ratios remain above the levels designated as "Well Capitalized" on March 31, 1999, with Tier-1 Capital, Total Risk-Based Capital and Leverage Capital Ratios of 12.44%, 13.43% and 7.06%, respectively.

YEAR 2000 COMPLIANCE

General.

         The Company continues to monitor and revise its Year 2000 project plan to ensure there will be no material adverse effect on customers or disruption to business operations as a result of a failure of the Company or third parties to properly process any data on or after January 1, 2000.

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

         The project plan consists of five phases: Awareness, Assessment, Renovation, Validation, and Implementation. This plan has been patterned after the FFIEC interagency statement of May 5, 1997. The Awareness, Assessment, Renovation, and Validation phases are substantially complete; the Implementation phase is currently in process and on schedule.

         The Company has drafted a Year 2000 business recovery contingency and testing plan in accordance with FFIEC directives. All mission critical software utilized has been provided by established software companies who retain the responsibility for Year 2000 compliance. The core application processing systems (demand and time deposit accounting, loan accounting, general ledger accounting, and the customer information processing systems) of the Company, and the hardware upon which it is processed, were tested during the fourth quarter 1998 and, based upon the results, the Company believes these systems to be compliant. These applications comprise 81.25% of the mission critical systems of the Company. As of March 31, 1999, 100% of the mission critical systems have been either validated through testing, or have been represented as compliant by the respective vendor and coupled with an appropriate recovery contingency plan in the unlikely event of non-compliance.

         The FDIC examined the Company's overall compliance efforts, specifically regarding Year 2000 issues, in March 1998 and March 1999. An outside consulting firm was engaged in November 1998 to review the Company's testing plan and again in March 1999 to review the business recovery contingency plans.

         The Company will concentrate its efforts on customer communications and business resumption contingency plan testing during the remainder of 1999.

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

         The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. It considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. At March 31, 1999, the Company estimated that a 200 basis point rise or decline in market interest rates over the next twelve months would affect its net interest income for the same period by less than 5.0%.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable

ITEM 2.  CHANGES IN SECURITIES.

         (a)  Not applicable

         (b)  Not applicable

         (c)  Not applicable

         (d)  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable

ITEM 5.  OTHER INFORMATION.

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibit is filed with this report:

              Exhibit 27.   Financial Data Schedule

         (b) No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRIME BANCSHARES, INC.
                                          Registrant

Date:  May 7, 1999                        By: /s/ FREDRIC M. SAUNDERS
                                              ----------------------------------
                                              Fredric M. Saunders
                                              Chairman of the Board and Chief
                                              Executive Officer
                                              (Principal Executive Officer)

Date:  May 7, 1999                        By: /s/ L. ANDERSON CREEL
                                              ----------------------------------
                                              L. Anderson Creel
                                              Senior Vice President and Chief
                                              Financial Officer
                                              (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
Number          Description
------          -----------
  27            Financial Data Schedule