Form 10-Q
period 1999-06-30
PRIME BANCSHARES INC /TX/
filed 1999-08-13
CIK 1043446

================================================================================

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

As of August 12, 1999, there were 9,804,483 shares of the registrant's Common Stock, par value $.25 per share outstanding.

================================================================================

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                                 Page
                                                                                                               ----
Item 1.  Financial Statements
           Consolidated Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998......................2
           Consolidated Statements of Earnings for the Three Months and Six Months Ended
             June 30, 1999 and 1998 (unaudited)...................................................................3
           Consolidated Statement of Changes in Shareholders' Equity..............................................4
           Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 1999 and 1998 (unaudited).............................................................5
           Notes to Interim Consolidated Financial Statements.....................................................6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................8
Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................18

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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                               June 30,       December 31,
                                                                                                 1999             1998
                                                                                             ------------     ------------
                                                                                              (Unaudited)
                                 ASSETS
Cash and cash equivalents:
Cash and due from banks ................................................................     $     31,817     $     33,424
Federal funds sold and other temporary investments .....................................           27,954           48,472
                                                                                             ------------     ------------
    Total cash and cash equivalents ....................................................           59,771           81,896
                                                                                             ------------     ------------
Securities:
Available-for-sale .....................................................................           23,861           70,406
Held-to-maturity .......................................................................          512,563          366,908
                                                                                             ------------     ------------
    Total securities ...................................................................          536,424          437,314
                                                                                             ------------     ------------
Loans, net of allowance for loan losses of $6,214 and $6,184 ...........................          570,603          526,220
Premises and equipment, net ............................................................           17,211           16,566
Accrued interest receivable ............................................................            6,270            6,151
Other assets ...........................................................................            9,427           10,185
                                                                                             ------------     ------------
    Total assets .......................................................................     $  1,199,706     $  1,078,332
                                                                                             ============     ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing ....................................................................     $    183,773     $    188,689
Interest-bearing .......................................................................          806,383          776,984
                                                                                             ------------     ------------
    Total deposits .....................................................................          990,156          965,673
                                                                                             ------------     ------------
Federal funds purchased and securities sold
    under repurchase agreements ........................................................           18,031           18,743
Other borrowings .......................................................................          100,000               --
Other liabilities ......................................................................            4,103            4,596
                                                                                             ------------     ------------
    Total liabilities ..................................................................        1,112,290          989,012
                                                                                             ------------     ------------

Shareholders' equity:
Common stock ...........................................................................            3,063            3,060
Additional capital .....................................................................           14,436           14,402
Retained earnings ......................................................................           79,286           73,323
Accumulated other comprehensive income .................................................             (114)             160
                                                                                             ------------     ------------
                                                                                                   96,671           90,945
Less common stock held in treasury--at cost ............................................            9,255            1,625
                                                                                             ------------     ------------
    Total shareholders' equity .........................................................           87,416           89,320
                                                                                             ------------     ------------
    Total liabilities & shareholders' equity ...........................................     $  1,199,706     $  1,078,332
                                                                                             ============     ============

      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                   Three months ended             Six months ended
                                                                        June 30,                      June 30,
                                                                   1999          1998            1999          1998
                                                               -------------------------     -------------------------
Interest income:
Loans ....................................................     $   12,209     $   11,741     $   23,921     $   22,921
Securities ...............................................          8,208          7,010         15,188         14,536
Federal funds sold and other temporary investments .......            345            557          1,105          1,074
                                                               -------------------------     -------------------------
      Total interest income ..............................         20,762         19,308         40,214         38,531
Interest expense..........................................          9,105          8,218         17,478         16,487
                                                               -------------------------     -------------------------
      Net interest income ................................         11,657         11,090         22,736         22,044
Provision for loan losses ................................            371            225            627            425
                                                               -------------------------     -------------------------
      Net interest income after provision for loan
      losses .............................................         11,286         10,865         22,109         21,619
Noninterest income:
Service charges ..........................................          1,945          2,009          3,877          3,991
Other operating income ...................................            569            593          1,158          1,117
                                                               -------------------------     -------------------------
      Total noninterest income ...........................          2,514          2,602          5,035          5,108
Noninterest expense:
Employee compensation and benefits .......................          5,092          4,875         10,029          9,757
Net bank premises expense ................................            537            466          1,041            895
Equipment rentals, depreciation and maintenance...........            404            370            849            745
Realized losses on sale of available for sale
      securities .........................................             --             46             --             46
Other operating expenses .................................          2,243          2,506          4,217          4,464
                                                               -------------------------     -------------------------
      Total noninterest expenses .........................          8,276          8,263         16,136         15,907
                                                               -------------------------     -------------------------
      Earnings before income taxes .......................          5,524          5,204         11,008         10,820
Provision for income taxes ...............................          1,907          1,880          3,841          3,873
                                                               -------------------------     -------------------------
      Net earnings before preferred stock dividends ......          3,617          3,324          7,167          6,947
      Preferred stock dividends ..........................             --             --             --             25
                                                               -------------------------     -------------------------
      Net earnings available to common shareholders ......     $    3,617     $    3,324     $    7,167     $    6,922
                                                               =========================     =========================
      Basic earnings per common share ....................     $     0.37     $     0.32     $     0.72     $     0.68
      Diluted earnings per common share ..................     $     0.36     $     0.31     $     0.70     $     0.65


      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                        Accumulated
                                                                                           other                       Total
                                                                                          compre-        Common        share-
                                   Preferred      Common     Additional     Retained      hensive       stock in      holders'
                                     stock        stock        capital      earnings       Income       treasury       equity
                                  ----------    ----------   ----------    ----------   -----------    ----------    ----------
Balance at January 1, 1998 ....   $    1,000    $    3,003   $   13,781    $   61,498    $      770    $   (1,625)   $   78,427
Comprehensive income:
   Net earnings ...............           --            --           --        13,824            --            --        13,824
   Unrealized losses on
    securities, net of tax
    and reclassification
     adjustment ...............           --            --           --            --          (610)           --          (610)
                                                                                                                     ----------
Comprehensive income ..........           --            --           --            --            --            --        13,214
Sale of common stock ..........           --            57          327            --            --            --           384
Stock issuance costs ..........           --            --          (22)           --            --            --           (22)
Redemption of preferred stock         (1,000)           --          (20)           --            --            --        (1,020)
Dividends .....................           --            --           --        (1,999)           --            --        (1,999)
Benefits received related to
   employee stock options .....           --            --          336            --            --            --           336
                                  ----------    ----------   ----------    ----------    ----------    ----------    ----------
Balance at December 31, 1998              --         3,060       14,402        73,323           160        (1,625)   $   89,320

Comprehensive income:
   Net earnings(1) ............           --            --           --         7,167            --            --         7,167
   Unrealized losses
    on securities(1) ..........           --            --           --            --          (274)           --          (274)
                                                                                                                     ----------
Comprehensive income ..........           --            --           --            --            --            --         6,893
Sale of common stock(1) .......           --             3           34            --            --            --            37
Purchase of treasury stock(1)             --            --           --            --            --        (7,630)       (7,630)
Dividends(1) ..................           --            --           --        (1,204)           --            --        (1,204)
                                  ----------    ----------   ----------    ----------    ----------    ----------    ----------
Balance at June 30, 1999(1) ...   $       --    $    3,063   $   14,436    $   79,286    $    (114)    $   (9,255)   $   87,416
                                  ==========    ==========   ==========    ==========    ==========    ==========    ==========


(1) Unaudited

      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     Six months ended June 30,
                                                                                     -------------------------
                                                                                        1999          1998
                                                                                     ----------    ----------
Cash flows from operating activities:
    Net earnings .................................................................   $    7,167    $    6,947
    Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
    Depreciation and amortization ................................................        1,224         1,105
    Accretion of discounts, net of amortization of premiums on securities ........          431          (177)
    Provision for loan losses ....................................................          627           425
    Loss (gain) on sale of premises, equipment and other real estate .............            2          (230)
    Change in assets and liabilities, net of effects resulting from the 1998 acquisition of a bank, and the purchase of certain branch
       assets and liabilities:
       Dividends on Federal Home Loan Bank stock .................................         (111)           --
       (Increase) decrease in accrued interest receivable ........................         (119)          658
       Decrease in other assets ..................................................          376           484
       Decrease in other liabilities .............................................         (346)       (1,657)
                                                                                     ----------    ----------
         Net cash provided by operating activities ...............................        9,251         7,555
Cash flows from investing activities:
    Purchases of held-to-maturity securities .....................................     (197,355)      (44,472)
    Purchases of available-for-sale securities ...................................       (5,000)          (62)
    Proceeds from sales and maturities of available-for-sale securities ..........       51,277        63,991
    Proceeds from maturities of held-to-maturity securities ......................       51,227        35,760
    Increase in loans, net of the effects resulting from the 1998 acquisition of a
       bank, and the purchase of certain branch assets and liabilities ...........      (45,010)      (52,977)
    Purchases of premises and equipment ..........................................       (1,582)         (586)
    Proceeds from sale of premises, equipment and other real estate ..............           93           444
                                                                                     ----------    ----------
         Net cash (used) provided by investing activities ........................     (146,350)        2,098
Cash flows from financing activities:
    Increase in deposits, net of the effects resulting from the 1998 acquisition
    of a bank, and the purchase of certain branch assets and liabilities .........       24,483         1,463
    Decrease in federal funds purchased and securities sold under repurchase
       agreements ................................................................         (712)         (952)
    Borrowings from the Federal Home Loan Bank of Dallas .........................      100,000            --
    Stock issuance cost ..........................................................           --           (22)
    Redemption of preferred stock ................................................           --        (1,020)
    Sale of common stock .........................................................           37           288
    Purchase of treasury stock....................................................       (7,630)           --
    Dividends paid ...............................................................       (1,204)         (775)
                                                                                     ----------    ----------
         Net cash provided (used) by financing activities ........................      114,974        (1,018)
                                                                                     ----------    ----------
         Net (decrease) increase in cash and cash equivalents ....................      (22,125)        8,635
Cash and cash equivalents at beginning of period .................................       81,896        67,721
                                                                                     ----------    ----------
Cash and cash equivalents at end of period .......................................   $   59,771    $   76,356
                                                                                     ==========    ==========

      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Prime Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, IBID, Inc. ("IBID") and Prime Bank (the "Bank"). All significant intercompany transactions and balances have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2) INCOME PER COMMON SHARE

     Income per common share was computed based on the following:


                                                      For the quarter ended        For the six months ended
                                                             June 30,                      June 30,
                                                   ---------------------------   ---------------------------
                                                       1999           1998           1999           1998
                                                   ------------   ------------   ------------   ------------
Net earnings available to common shareholders ..   $      3,617   $      3,324   $      7,167   $      6,922

Weighted average common shares used in basic EPS      9,904,483     10,218,439     10,008,814     10,152,728
Potential dilutive common shares ...............        182,125        392,716        283,364        447,817
                                                   ------------   ------------   ------------   ------------
Weighted average common and potential dilutive
common shares used in dilutive EPS .............     10,086,608     10,611,155     10,292,178     10,600,545
                                                   ------------   ------------   ------------   ------------

Basic earnings per common share ................   $       0.37   $       0.32   $       0.72   $       0.68
                                                   ------------   ------------   ------------   ------------
Diluted earnings per common share ..............   $       0.36   $       0.31   $       0.70   $       0.65
                                                   ============   ============   ============   ============

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

(3) COMPREHENSIVE INCOME

     Comprehensive income is a more inclusive financial reporting methodology than net earnings and includes disclosure of certain financial information that historically has not been recognized in the calculation of net earnings.

     The tax effects for components of other comprehensive income are as follows:


                                                                Three months ended June 30,
                                          --------------------------------------------------------------------------
                                                         1999                                  1998
                                          -----------------------------------   ------------------------------------
                                           Before       Tax        Net of         Before        Tax       Net of
                                            Tax      (Expense)/     Tax            Tax       (Expense)/     Tax
                                           Amount     Benefit      Amount         Amount      Benefit      Amount
                                          -----------------------------------   ------------------------------------
Unrealized losses on securities
  arising during the period............     $(157)        $55       $(102)         $(551)        $193      $(358)
Less:  Reclassification adjustment for
  losses included in net earnings......        --          --          --             46          (16)        30
                                          -----------------------------------   ------------------------------------

Other comprehensive income.............     $(157)        $55       $(102)         $(505)        $177      $(328)
                                          ===================================   ====================================



                                                                  Six months ended June 30,
                                          --------------------------------------------------------------------------
                                                         1999                                  1998
                                          -----------------------------------   ------------------------------------
                                           Before       Tax        Net of         Before        Tax       Net of
                                            Tax      (Expense)/     Tax            Tax       (Expense)/    Tax
                                           Amount     Benefit      Amount         Amount      Benefit     Amount
                                          -----------------------------------   ------------------------------------
Unrealized losses on securities
  arising during the period............     $(422)       $148       $(274)        $(618)        $216      $(402)
Less:  Reclassification adjustment for
  losses included in net earnings......        --          --          --            46          (16)        30
                                          -----------------------------------   ------------------------------------

Other comprehensive income.............     $(422)       $148       $(274)        $(572)        $200      $(372)
                                          ===================================   ====================================


(4) SUBSEQUENT EVENT

     On July 27, 1999, the Company executed an Agreement and Plan of Reorganization with Wells Fargo & Company providing for the merger of a wholly-owned subsidiary of Wells Fargo with and into the Company through an exchange of stock. This transaction is subject to the approval of the Company's shareholders and banking regulators.

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

OVERVIEW

     Net earnings available to common shareholders were $3.6 million ($0.36 per common share on a diluted basis) for the quarter ended June 30, 1999 compared with $3.3 million ($0.31 per common share on a diluted basis) for the quarter ended June 30, 1998, an increase of $293,000, or 8.8%. The Company posted returns on average common equity of 16.93% and 16.28% and returns on assets of 1.22% and 1.26% for the quarters ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999, net earnings available to common shareholders were $7.2 million ($0.70 per common share on a diluted basis) compared with $6.9 million ($0.65 per common share on a diluted basis) for the same period in 1998, an increase of $245,000, or 3.5%.

     During the quarter ended June 30, 1998, the Company completed a merger with Sunbelt National Bank. The merger was accounted for as a pooling of interests in which the Company issued 747,463 shares of its common stock, $0.25 par value per share ("Common Stock"). (The accompanying financial data for all periods include Sunbelt.) The Company incurred a one-time charge of $506,000 for merger related expenses. For the quarter ended June 30, 1998, excluding the one-time charge, net earnings available to common shareholders would have been $3.7 million ($0.34 per common share on a diluted basis), and returns on average common equity and average assets would have been 17.90% and 1.38%, respectively. For the six months ended June 30, 1998, excluding the one-time charge, net earnings available to common shareholders would have been $7.3 million ($0.68 per common share on a diluted basis), and returns on average common equity and average assets would have been 18.16% and 1.39%, respectively.

     Total assets were $1.2 billion at June 30, 1999, compared with $1.1 billion at December 31, 1998. Total loans increased to $576.8 million at June 30, 1999 from $532.4 million at December 31, 1998, an increase of $44.4 million, or 8.3%. Total deposits were $990.2 million at June 30, 1999 compared with $965.7 million at December 31, 1998. Shareholders' equity was $87.4 million at June 30, 1999 compared with $89.3 million at December 31, 1998, a decrease of $1.9 million, or 2.1%. The decrease was due to a stock repurchase by the Company of 500,000 shares, as well as dividends paid on common stock. This was partially offset by net income of $7.2 million.

RESULTS OF OPERATIONS

Interest Income

     Interest income for the quarter ended June 30, 1999 was $20.8 million, an increase of $1.5 million, or 7.5%, from the quarter ended June 30, 1998. The increase in interest income was due primarily to a 13.5% increase in average earning assets. This was partially offset by a decline in the yield on average earning assets, which decreased 40 basis points from the second quarter of 1998 due to declining market interest rates. For the six months ended June 30, 1999, interest income was $40.2 million, up $1.7 million, or 4.4%, from $38.5 million for the same period in 1998, due mainly to higher average interest-earning assets, including higher average loans.

Interest Expense

     Interest expense on deposits and other interest-bearing liabilities was $9.1 million for the quarter ended June 30, 1999 compared with $8.2 million for the quarter ended June 30, 1998, an increase of $887,000, or 10.8%. This was caused by an increase of $126.7 million in average interest bearing liabilities from quarter to quarter. The increase in interest bearing liabilities is mainly due to the balance-sheet-leveraging strategy implemented during the first quarter of 1999. The increase in interest expense was partially offset by the decrease of 19 basis points in the average interest rate paid. For the six months ended June 30, 1999, interest expense was $17.5 million compared with $16.5 million for the same period in 1998, an increase of $991,000, or 6.0%. The increase primarily resulted from higher average interest-bearing liabilities.

Net Interest Income

     Net interest income was $11.7 million for the quarter ended June 30, 1999 compared with $11.1 million for the quarter ended June 30, 1998, an increase of $567,000, or 5.1%. The increase in net interest income resulted primarily from growth in average interest-earning assets to $1.1 billion for the quarter ended June 30, 1999 from $1.0 billion for the quarter ended June 30, 1998, an increase of $135.0 million, or 13.5%. This was partially offset by a decrease in the net interest margin of 32 basis points to 4.11% for the second quarter of 1999. The decrease in the net interest margin from quarter to quarter is primarily due to the balance-sheet-leveraging strategy implemented in the first quarter. Likewise, net interest income increased to $22.7 million for the six months ended June 30, 1999 from $22.0 million for the six months ended June 30, 1998, an increase of $692,000, or 3.1%, due mainly to higher average interest-earning assets and higher average loans.

     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.


                                                                        Three months ended June 30,
                                               ----------------------------------------------------------------------------------
                                                               1999                                        1998
                                               ---------------------------------------      -------------------------------------
                                                  Average        Interest      Average        Average     Interest    Average
                                                Outstanding       Earned/       Yield/      Outstanding   Earned/      Yield/
                                                  Balance          Paid          Rate         Balance       Paid        Rate
                                               ----------------------------------------------------------------------------------
ASSETS:                                                                      (Dollars in thousands)
Interest-earning assets:

      Loans .................................  $   565,912     $   12,209           8.65%   $  519,765   $   11,741         9.06%
      Securities ............................      548,596          8,208           6.00%      442,423        7,010         6.36%
      Federal funds sold and other
         temporary investments ..............       23,440            345           5.90%       40,807          557         5.47%
                                               -----------------------------------------    ------------------------------------
           Total interest-earning assets ....    1,137,948     $   20,762           7.32%    1,002,995   $   19,308         7.72%
Less allowance for loan losses ..............       (6,219)                                     (5,875)
                                               -----------                                  ----------
Total interest-earning assets, net
   of allowance .............................    1,131,729                                     997,120
Nonearning assets ...........................       59,281                                      62,104
                                               -----------                                  ----------
           Total assets .....................  $ 1,191,010                                  $1,059,224
                                               ===========                                  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
      Interest-bearing demand deposits ......  $   128,286     $      554           1.73%   $  127,674   $      539         1.69%
      Savings and money market accounts .....      203,760          1,500           2.95%      183,829        1,400         3.05%
      Certificates of deposit ...............      463,717          5,631           4.87%      459,311        6,078         5.31%
      Federal funds purchased and securities
         sold under repurchase agreements ...       18,574            197           4.25%       16,630          197         4.74%
      Other borrowings ......................      100,000          1,223           4.91%          175            4         9.20%
                                               -----------------------------------------    ------------------------------------
           Total interest-bearing
              liabilities....................      914,337     $    9,105           3.99%      787,619   $    8,218         4.18%
                                               -----------------------------------------    ------------------------------------
Noninterest-bearing liabilities:
      Noninterest-bearing demand deposits ...      186,801                                     183,463
      Other liabilities .....................        4,183                                       6,271
                                               -----------                                  ----------
           Total liabilities ................    1,105,321                                     977,353
Shareholders' equity ........................       85,689                                      81,871
                                               -----------                                  ----------
           Total liabilities and
           shareholders'
             equity .........................  $ 1,191,010                                  $1,059,224
                                               ===========                                  ==========
Net interest income .........................                  $   11,657                                $   11,090
                                                               ==========                                ==========
Net interest spread .........................                                       3.33%                                   3.54%
                                                                              ==========                              ==========
Net interest margin .........................                                       4.11%                                   4.43%
                                                                              ==========                              ==========


                                                                           Six months ended June 30,
                                              ---------------------------------------------------------------------------------
                                                               1999                                        1998
                                              ---------------------------------------       -----------------------------------
                                                 Average      Interest     Average            Average     Interest   Average
                                               Outstanding     Earned/     Yield/           Outstanding   Earned/     Yield/
                                                 Balance        Paid        Rate              Balance       Paid       Rate
                                              -------------------------------------------------------------------------------
ASSETS:                                                                    (Dollars in thousands)
Interest-earning assets:
      Loans.................................        $555,042     $23,921       8.69%            $506,580    $22,921      9.12%
      Securities............................         507,726      15,188       6.03%             455,662     14,536      6.43%
      Federal funds sold and other
           temporary investments............          42,188       1,105       5.28%              39,675      1,074      5.46%
                                              -------------------------------------         ---------------------------------
           Total interest-earning assets....       1,104,956     $40,214       7.34%           1,001,917    $38,531      7.76%
Less allowance for loan losses..............          (6,243)                                     (5,869)
                                              --------------                                ------------
Total interest-earning assets, net
   of allowance.............................       1,098,713                                     996,048
Nonearning assets...........................          60,000                                      62,938
                                              --------------                                ------------
           Total assets.....................      $1,158,713                                  $1,058,986
                                              ==============                                ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
      Interest-bearing demand deposits......        $132,120      $1,161       1.77%            $128,881     $1,119      1.75%
      Savings and money market accounts.....         197,353       2,861       2.92%             183,207      2,783      3.06%
      Certificates of deposit...............         465,400      11,366       4.92%             461,355     12,171      5.32%
      Federal funds purchased and securities
         sold under repurchase agreements...          18,641         393       4.25%              16,942        404      4.80%
      Other borrowings......................          69,613       1,697       4.92%                 278         10      7.30%
                                              -------------------------------------         ---------------------------------
           Total interest-bearing
              liabilities...................         883,127     $17,478       3.99%             790,663    $16,487      4.20%
                                              -------------------------------------         ---------------------------------
Noninterest-bearing liabilities:
      Noninterest-bearing demand deposits...         183,961                                     181,169
      Other liabilities.....................           4,229                                       6,622
                                              --------------                                ------------
           Total liabilities................       1,071,317                                     978,454
Shareholders' equity.......................           87,396                                      80,532
                                              --------------                                ------------
           Total liabilities and
           shareholders'
             equity..........................     $1,158,713                                  $1,058,986
                                              ==============                                ============
Net interest income........................                      $22,736                                    $22,044
                                                             ===========                                 ==========
Net interest spread........................                                    3.35%                                     3.56%
                                                                         ==========                                 =========
Net interest margin........................                                    4.15%                                     4.44%
                                                                         ==========                                 =========

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


                                                                          Three months ended June 30,
                                                                    --------------------------------------
                                                                                1999 vs. 1998
                                                                    --------------------------------------
                                                                       Increase (decrease)
                                                                             due to
                                                                    ------------------------
                                                                      Volume         Rate          Total
                                                                    ----------    ----------    ----------
                                                                            (Dollars in thousands)
Interest-earning assets:
    Loans .......................................................   $    1,042    $     (574)   $      468
    Securities ..................................................        1,682          (484)        1,198
    Federal funds sold and other temporary
      investments ...............................................         (237)           25          (212)
                                                                    ----------    ----------    ----------
        Total increase in interest income .......................        2,487        (1,033)        1,454
                                                                    ----------    ----------    ----------
Interest-bearing liabilities:
    Interest-bearing demand deposits ............................            3            12            15
    Savings and money market accounts ...........................          152           (52)          100
    Certificates of deposit .....................................           58          (505)         (447)
    Federal funds purchased and securities sold
      under repurchase agreements ...............................           23           (23)           --
    Other borrowings ............................................        1,222            (3)        1,219
                                                                    ----------    ----------    ----------
        Total increase in interest expense ......................        1,458          (571)          887
                                                                    ----------    ----------    ----------
    Increase in net interest income .............................   $    1,029    $     (462)   $      567
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

     Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 1999, the allowance for loan losses amounted to $6.2 million or 1.08% of total loans. The allowance for loan losses as a percentage of nonperforming loans was 555.8% at June 30, 1999.

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

     The provision for loan losses for the quarter ended June 30, 1999 was $371,000 compared with $225,000 for the quarter ended June 30, 1998. The increase resulted from continued growth in loans. For the six months ended June 30, 1999, net charge-offs were $597,000, or 0.22%, of average loans.

     Set forth below is an analysis of the allowance for loan losses for the six months ended June 30, 1999:


                                                                 Six months
                                                                   ended
                                                               June 30, 1999
                                                               -------------
                                                                (Dollars in
                                                                 thousands)
Average loans outstanding ...................................   $  555,042

Gross loans outstanding at end of period ....................      576,817
Allowance for loan losses at beginning of period ............        6,184
Provision for loan losses ...................................          627
Charge-offs:
    Commercial and industrial ...............................         (114)
    Real estate .............................................          (14)
    Consumer ................................................         (653)
Recoveries:
    Commercial and industrial ...............................            8
    Real estate .............................................           18
    Consumer ................................................          158
                                                                ----------
Net loan (charge-offs) recoveries ...........................         (597)
                                                                ----------
Allowance for loan losses at end of period ..................   $    6,214
                                                                ==========

Ratio of allowance to end of period loans ...................         1.08%
Ratio of net charge-offs to average loans ...................         0.22%
Ratio of allowance to end of period nonperforming loans .....       555.81%

Noninterest Income

     The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income for the quarter ended June 30, 1999 decreased to $2.5 million from $2.6 million for the quarter ended June 30, 1998, a decrease of $88,000, or 3.4%. The following table presents, for the periods indicated, the major categories of noninterest income:


                                                        Three months ended  Six months ended
                                                              June 30,          June 30,
                                                        ------------------  ----------------
                                                           1999     1998     1999     1998
                                                          ------   ------   ------   ------
                                                               (Dollars in thousands)
Service charges on deposit accounts ...................   $1,945   $2,009   $3,877   $3,991
Retail services income ................................      377      324      790      679
Mortgage banking ......................................       80      101      134      127
Investment services ...................................       64       93      111      152
Securities lending ....................................        4        3       14       13
Other noninterest income ..............................       44       72      109      146
                                                          ------   ------   ------   ------
      Total noninterest income ........................   $2,514   $2,602   $5,035   $5,108
                                                          ======   ======   ======   ======

     The decrease in noninterest income for the quarter and six months ended June 30, 1999 over the same periods in 1998 was due primarily to a decline in fees collected from insufficiently funded checks. In addition, investment services income declined from last year due to a decrease in annuity and mutual fund sales. This is partially offset by an increase in Retail Services income over last year, primarily as a result of an increase in ATM surcharges collected and printed check income.

Noninterest Expenses

     Noninterest expenses were relatively flat for the quarter ended June 30, 1999 compared to the same period in 1998, increasing by only $13,000. The following table presents, for the periods indicated, the major categories of noninterest expenses:


                                                            Three months ended      Six months ended
                                                                 June 30,               June 30,
                                                          ---------------------   ---------------------
                                                             1999        1998       1999         1998
                                                          ---------   ---------   ---------   ---------
                                                                      (Dollars in thousands)
Employee compensation and benefits ....................   $   5,092   $   4,875   $  10,029   $   9,757
Non-staff expenses:
       Net bank premises expense ......................         537         466       1,041         895
       Equipment rentals, depreciation
           and maintenance ............................         404         370         849         745
       Data processing ................................         356         669         710       1,133
       Professional fees ..............................         347         520         614         786
       Regulatory assessments .........................          78          80         155         165
       Ad valorem and franchise taxes .................         165         167         250         345
       Loss on sale of available-for-sale
           securities .................................        ----          46        ----          46
       Other ..........................................       1,297       1,070       2,488       2,035
                                                          ---------   ---------   ---------   ---------
                Total non-staff expenses ..............       3,184       3,388       6,107       6,150
                                                          ---------   ---------   ---------   ---------
                Total noninterest expenses ............   $   8,276   $   8,263   $  16,136   $  15,907
                                                          =========   =========   =========   =========

     Employee compensation and benefits expenses were $5.1 million for the quarter ended June 30, 1999 and $10.0 million for the six months ended June 30, 1999, increases of $217,000, or 4.5%, and $272,000, or 2.8%, compared with the respective periods in 1998. The increase was due primarily to normal salary increases.

     Non-staff expenses were $3.2 million for the quarter ended June 30, 1999, a decrease of $204,000, or 6.0%, from the same period in 1998. Excluding expenses related to the acquisition of Sunbelt National Bank, non-staff expenses would have increased $302,000, or 10.5%. This increase was primarily caused by increases in rent expense, telecommunications costs, depreciation expense, and courier fees, as well as a write-down in other real estate owned.

Income Taxes

         Income tax expense increased $27,000 to $1.9 million for the quarter ended June 30, 1999. The increase was primarily attributable to higher pretax net earnings.

FINANCIAL CONDITION

Loan Portfolio

     Total loans increased to $576.8 million at June 30, 1999 from $532.4 million at December 31, 1998, an increase of $44.4 million, or 8.3%. Loan growth occurred primarily in commercial and industrial loans, construction and land development loans, and commercial mortgages. Loans comprised 50.5% of total earning assets at June 30, 1999 compared with 52.3% at December 31, 1998.

     The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 1999 and December 31, 1998:


                                                                 June 30, 1999          December 31, 1998
                                                           -----------------------    -----------------------
                                                             Amount       Percent       Amount       Percent
                                                           ----------   ----------    ----------   ----------
                                                                         (Dollars in thousands)
Commercial and industrial ..............................   $   68,594        11.89%   $   50,644         9.51%
Real estate:
      Construction and land development ................       47,313         8.20        38,673         7.26
      1-4 family residential ...........................      110,275        19.12       105,882        19.89
      Commercial mortgages .............................      187,749        32.55       174,668        32.81
      Farmland .........................................        1,085         0.19           722         0.14
      Multi-family residential .........................        6,860         1.19         7,363         1.38
Consumer:
      Indirect .........................................       94,692        16.42        96,243        18.08
      Direct ...........................................       60,249        10.44        58,209        10.93
                                                           ----------   ----------    ----------   ----------
           Total loans .................................   $  576,817       100.00%   $  532,404       100.00%
                                                           ==========   ==========    ==========   ==========

NONPERFORMING ASSETS

     Nonperforming assets were $1.7 million at June 30, 1999 compared with $1.9 million at December 31, 1998, a decrease of $159,000, or 8.4%. The ratios of nonperforming assets to total loans and other real estate were 0.30% and 0.31% at June 30, 1999 and December 31, 1998, respectively.

     The following table presents information regarding nonperforming assets as of the dates indicated:


                                                            June 30,   December 31,
                                                              1999         1998
                                                           ----------  ------------
                                                            (Dollars in thousands)
Nonaccrual loans .......................................   $    1,105   $      808
Restructured loans .....................................           13           69
                                                           ----------   ----------
Total nonperforming loans ..............................        1,118          877
Other real estate ......................................          616          774
                                                           ----------   ----------
Total nonperforming assets .............................   $    1,734   $    1,651
                                                           ==========   ==========
Accruing loans 90 or more days past due ................   $      187   $      699

SECURITIES

     Securities totaled $536.4 million at June 30, 1999 compared with $437.3 million at December 31, 1998, an increase of $99.1 million, or 22.7%. The increase occurred primarily due to an increase in available funds resulting from the balance-sheet-leveraging strategy. At June 30, 1999, securities represented 47.0% of total earning assets compared with 42.9% of total earning assets at December 31, 1998. The yield on average securities for the quarter ended June 30, 1999 was 6.00% compared with 6.36% for the same period in 1998. At June 30, 1999, securities included $63.3 million in U.S. Treasury securities, $436.3 million in mortgage-backed securities, $12.2 million in collateralized mortgage obligations, and $19.4 million in municipal securities. The average life of the securities portfolio at June 30, 1999 was approximately five years and four months.

PREMISES AND EQUIPMENT

     Premises and equipment totaled $17.2 million at June 30, 1999, an increase of $645,000, or 3.9%, from $16.6 million at December 31, 1998. The increase is primarily due to the purchase of property for banking center expansion.

DEPOSITS

     Total deposits were $990.2 million at June 30, 1999 compared with $965.7 million at December 31, 1998, an increase of $24.5 million. At June 30, 1999 demand and savings deposits accounted for approximately 53.4% of total deposits, while certificates of deposit made up 46.6%. Noninterest-bearing demand deposits totaled $183.8 million, or 18.6%, of total deposits at June 30, 1999 compared with $188.7 million, or 19.5%, of total deposits at December 31, 1998. The average cost of deposits, including noninterest-bearing demand deposits, was 3.14% for the quarter ended June 30, 1999 compared with 3.37% for the same period in 1998. The decline in average cost of deposits was due mainly to a decline in the average rate paid on certificates of deposits.

BORROWINGS

     Fed funds purchased and securities sold under repurchase agreements totaled $18.0 million at June 30, 1999. These short-term borrowings represent customers' funds. Separately, the Company has access to purchased funds from correspondent banks. The Company also has $100.0 million in outstanding borrowings from the Federal Home Loan Bank of Dallas in order to facilitate its balance-sheet-leveraging strategy.

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

     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 1999, the Company had cash and cash equivalents of $59.8 million, down from $76.4 million at June 30, 1998. The decline was due primarily to a decline in federal funds sold.

     The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities was $9.3 million and $7.6 million for the six months ended June 30, 1999 and 1998, respectively.

     Net cash (used) provided by investing activities was $(146.4) million and $2.1 million for the six months ended June 30, 1999 and 1998, respectively. The difference primarily relates to the increase in the amount of securities purchased.

     Net cash provided (used) by financing activities was $115.0 million and $(1.0) million for the six months ended June 30, 1999 and 1998, respectively. The difference primarily relates to the borrowing from the Federal Home Loan Bank, as well as an increase in deposits.

CAPITAL RESOURCES

     Total shareholders' equity was $87.4 million at June 30, 1999 compared with $89.3 million at December 31, 1998, a decrease of $1.9 million, or 2.1%. The decrease was due to a stock repurchase by the Company of 500,000 shares, as well as dividends paid on common stock. This was partially offset by net income of $7.2 million.

     Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation, with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The Company's risk-based capital ratios remain above the levels designated as "well capitalized" on June 30, 1999, with Tier 1 capital, total risk-based capital and leverage capital ratios of 12.61%, 13.56% and 7.02%, respectively. The Bank's risk-based capital ratios remain above the levels designated as "well capitalized" on June 30, 1999, with Tier-1 capital, total risk-based capital and leverage capital ratios of 12.52%, 13.47% and 6.92%, respectively.

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

     The Company will concentrate its efforts on customer communications and business resumption contingency plan validation and testing during the remainder of 1999.

Costs of Compliance

     Management has prepared an estimate of costs necessary to validate and/or remediate mission critical systems. Based upon this estimate, management does not expect that costs for bringing the Company's computer applications into Year 2000 compliance will have a materially adverse effect on the Company's financial condition, results of operations or liquidity. The estimated costs of validation and remediation is $310,000, of which approximately $260,000 has been expended with another $50,000 to be expended during the remainder of 1999. However, management's ability to predict the cost associated with Year 2000 compliance is subject to some uncertainties. While the Company has made efforts to obtain appropriate representations and assurances from third party vendors and other organizations that such entities will be able to meet all of their obligations to the Company without disruption as a result of the Year 2000 issues, there can be no assurance that the Company will not be adversely impacted by the failure of such third-party entities to achieve Year 2000 compliance.

Risk Related to Third Parties

     The Company has performed due diligence with respect to the impact of Year 2000 noncompliance by funds takers, funds providers, and other third parties. This impact cannot be accurately gauged. The Company has identified and contacted customers with borrowing relationships of $1.0 million or more to evaluate their readiness compliance efforts and will continue to monitor any potential impact to the Company. Management does not believe the amounts identified through this process are material in amount to adjust its current methodology for making provisions to the allowance for loan losses although there are no assurances that this amount will not be substantially higher than management's estimate. Contingency Plans

     The Company is in the process of testing its business recovery contingency plans with respect to the Year 2000 date change, and believes that it will be able to process its own mission critical systems even in the event of a failure of third parties such as electricity or telecommunications for an extended period of time and without significant losses. In addition, the Company has formulated plans for providing funds necessary for liquidity needs of its customers through ongoing monitoring and funding arrangements with other financial institutions, including the Federal Reserve.

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

     The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. It considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. At June 30, 1999, the Company estimated that a 200 basis point rise or decline in market interest rates over the next twelve months would affect its net interest income for the same period by less than 5.0%.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        Not applicable

ITEM 2. CHANGES IN SECURITIES.

        (a)  Not applicable

        (b)  Not applicable

        (c)  Not applicable

        (d)  Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On April 15, 1999 the Company held its Annual Meeting of shareholders to consider and act upon the following items: (i) the election of two persons as Class II directors to serve on the Board of Directors of the Company until the Company's 2002 Annual Meeting of Shareholders and until their successors are duly elected and qualified and (ii) a proposal to ratify the appointment of Grant Thornton LLP as the independent auditors of the books and accounts of the Company for the year ending December 31, 1999.

With respect to election of directors, the voting was as follows:


                                                                  Broker
Nominee                                For         Withheld      Non-Vote
------------------                 -------------  -----------   -----------
Nominee #1                             9,181,593        5,480             0
Nominee #2                             9,181,593        5,480             0


With respect to appointment of the independent auditors, the vote was as follows:

                                                                       Broker
                              For         Against       Abstain       Non-Vote
                          -------------  -----------   -----------   -----------
      (ii)                    9,177,231        2,220         7,622             0


There was no other business to come before the meeting.

ITEM 5. OTHER INFORMATION.

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) The following exhibit is filed with this report:

            Exhibit 27.   Financial Data Schedule

        (b) No reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PRIME BANCSHARES, INC.
                                    Registrant

Date:  August 12, 1999              By:       /s/ FREDRIC M. SAUNDERS
                                       -----------------------------------------
                                         Fredric M. Saunders
                                         Chairman of the Board and Chief
                                         Executive Officer
                                         (Principal Executive Officer)


Date:  August 12, 1999              By:       /s/ L. ANDERSON CREEL
                                       -----------------------------------------
                                         L. Anderson Creel
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27                   Financial Data Schedule