Form 10-Q
period 1999-09-30
PRIME BANCSHARES INC /TX/
filed 1999-10-27
CIK 1043446

================================================================================

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 26, 1999, there were 9,804,483 shares of the registrant's Common Stock, par value $.25 per share outstanding.

================================================================================

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
           Consolidated Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998.................2
           Consolidated Statements of Earnings for the Three Months and Nine Months Ended
             September 30, 1999 and 1998 (unaudited)..............................................................3
           Consolidated Statement of Changes in Shareholders' Equity for the Year Ended
             December 31, 1998 and the Nine Months Ended September 30, 1999 (unaudited)...........................4
           Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 1999 and 1998 (unaudited)........................................................5
           Notes to Interim Consolidated Financial Statements.....................................................6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................8
Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................18

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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  September 30,   December 31,
                                                                       1999           1998
                                                                  -----------    -----------
                                                                  (Unaudited)
                                 ASSETS


Cash and cash equivalents:
   Cash and due from banks .................................     $    28,830      $    33,424
   Federal funds sold and other temporary investments ......          33,837           48,472
                                                                 -----------      -----------
       Total cash and cash equivalents .....................          62,667           81,896
                                                                 -----------      -----------
Securities:
   Available-for-sale ......................................          32,290           70,406
   Held-to-maturity ........................................         480,842          366,908
                                                                 -----------      -----------
       Total securities ....................................         513,132          437,314
                                                                 -----------      -----------
Loans, net of allowance for loan losses of $6,515 and $6,184         591,065          526,220
Premises and equipment, net ................................          17,038           16,566
Accrued interest receivable ................................           6,323            6,151
Other assets ...............................................           9,217           10,185
                                                                 -----------      -----------
       Total assets ........................................     $ 1,199,442      $ 1,078,332
                                                                 ===========      ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing .....................................     $   179,250      $   188,689
   Interest-bearing ........................................         806,004          776,984
                                                                 -----------      -----------
       Total deposits ......................................         985,254          965,673
                                                                 -----------      -----------
Federal funds purchased and securities sold
    under repurchase agreements ............................          18,046           18,743
Other borrowings ...........................................         100,000             --
Other liabilities ..........................................           5,725            4,596
                                                                 -----------      -----------
       Total liabilities ...................................       1,109,025          989,012
                                                                 -----------      -----------

Shareholders' equity:
   Common stock ............................................           3,063            3,060
   Additional capital ......................................          14,436           14,402
   Retained earnings .......................................          82,304           73,323
   Accumulated other comprehensive income ..................            (131)             160
                                                                 -----------      -----------
                                                                      99,672           90,945
   Less common stock held in treasury--at cost .............           9,255            1,625
                                                                 -----------      -----------
       Total shareholders' equity ..........................          90,417           89,320
                                                                 -----------      -----------
       Total liabilities and shareholders' equity ..........     $ 1,199,442      $ 1,078,332
                                                                 ===========      ===========

      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        Three months ended  Nine months ended
                                                           September 30,      September 30,
                                                          1999     1998      1999      1998
                                                        -----------------   -----------------

Interest income:
   Loans ............................................   $12,710   $11,920   $36,631   $34,841
   Securities .......................................     7,930     6,454    23,230    20,991
   Federal funds sold and other temporary investments       465       791     1,458     1,864
                                                        -------   -------   -------   -------
      Total interest income .........................    21,105    19,165    61,319    57,696
Interest expense ....................................     9,381     8,184    26,859    24,670
                                                        -------   -------   -------   -------
      Net interest income ...........................    11,724    10,981    34,460    33,026
Provision for loan losses ...........................       396       275     1,023       700
                                                        -------   -------   -------   -------
      Net interest income after provision for loan
        losses ......................................    11,328    10,706    33,437    32,326
Noninterest income:
   Service charges ..................................     2,042     2,047     5,920     6,038
   Other operating income ...........................       451       534     1,609     1,651
                                                        -------   -------   -------   -------
      Total noninterest income ......................     2,493     2,581     7,529     7,689

Noninterest expense:
   Employee compensation and benefits ...............     4,975     4,856    15,004    14,614
   Net bank premises expense ........................       537       532     1,577     1,426
   Equipment rentals, depreciation and maintenance ..       443       424     1,292     1,169
   Realized losses on sale of available for
     sale securities ................................      --        --        --          46
   Other operating expenses .........................     2,081     2,208     6,299     6,672
                                                        -------   -------   -------   -------
      Total noninterest expenses ....................     8,036     8,020    24,172    23,927
                                                        -------   -------   -------   -------
      Earnings before income taxes ..................     5,785     5,267    16,794    16,088
Provision for income taxes ..........................     1,985     1,878     5,826     5,751
                                                        -------   -------   -------   -------
      Net earnings before preferred stock dividends .     3,800     3,389    10,968    10,337
      Preferred stock dividends .....................      --        --        --          25
                                                        -------   -------   -------   -------
      Net earnings available to common shareholders .   $ 3,800   $ 3,389   $10,968   $10,312
                                                        =======   =======   =======   =======
      Basic earnings per common share ...............   $  0.39   $  0.33   $  1.10   $  1.01
      Diluted earnings per common share .............   $  0.38   $  0.32   $  1.07   $  0.97


      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                          Accumulated
                                                                                             other                        Total
                                                                                            compre-        Common         share-
                                   Preferred        Common     Additional     Retained      hensive       stock in       holders'
                                     stock          stock       capital       earnings       income       treasury        equity
                                   -----------     --------    ----------     --------    ------------    ----------    ---------
Balance at January 1, 1998 .......   $  1,000      $  3,003     $ 13,781      $ 61,498      $    770      $ (1,625)     $ 78,427
Comprehensive income:
   Net earnings ..................         --            --           --        13,824            --            --        13,824
   Unrealized losses on
     securities, net of tax
     and reclassification
     adjustment ..................         --            --           --            --          (610)           --          (610)
                                                                                                                        --------
Comprehensive income .............         --            --           --            --            --            --        13,214
Sale of common stock .............         --            57          327            --            --            --           384
Stock issuance costs .............         --            --          (22)           --            --            --           (22)
Redemption of preferred stock ....     (1,000)           --          (20)           --            --            --        (1,020)
Dividends ........................         --            --           --        (1,999)           --            --        (1,999)
Benefits received related to
   employee stock options ........         --            --          336            --            --                         336
                                     --------      --------     --------      --------      --------      --------      --------
Balance at December 31, 1998 .....         --         3,060       14,402        73,323           160        (1,625)     $ 89,320
Comprehensive income:
   Net earnings(1) ...............         --            --           --        10,968            --            --        10,968
   Unrealized losses on
   securities(1) .................         --            --           --            --          (291)                       (291)
                                                                                                                        --------
Comprehensive income (1) .........         --            --           --            --            --            --        10,677

Sale of common stock(1) ..........         --             3           34            --            --            --            37
Purchase of treasury stock(1) ....         --            --           --            --            --        (7,630)       (7,630)
Dividends(1) .....................         --            --           --        (1,987)           --            --        (1,987)
                                     --------      --------     --------      --------      --------      --------      --------
Balance at September 30, 1999(1)..   $     --      $  3,063     $ 14,436      $ 82,304      $   (131)     $ (9,255)     $ 90,417
                                     ========      ========     ========      ========      ========      ========      ========

(1) Unaudited

      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                 -------------------------
                                                                                   1999            1998
                                                                                 ---------      ----------
Cash flows from operating activities:
    Net earnings ...........................................................     $  10,968      $  10,337
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization .......................................         1,836          1,544
       Accretion of discounts, net of amortization of premiums on securities           668           (184)
       Provision for loan losses ...........................................         1,023            700
       Loss (gain) on sale of premises, equipment and other real estate ....             4           (230)
       Change in assets and liabilities:
        Dividends on Federal Home Loan Bank stock ..........................          (182)            --
        (Increase) decrease in accrued interest receivable .................          (172)         1,244
        Decrease in other assets ...........................................           444          1,269
        Increase (decrease) in other liabilities ...........................         1,285         (2,680)
                                                                                 ---------      ---------
          Net cash provided by operating activities ........................        15,874         12,000
Cash flows from investing activities:
    Purchases of held-to-maturity securities ...............................      (202,601)       (94,245)
    Purchases of available-for-sale securities .............................       (15,970)           (62)
    Proceeds from sales and maturities of available-for-sale securities ....        53,846         87,754
    Proceeds from maturities of held-to-maturity securities ................        87,974         59,755
    Increase in loans ......................................................       (65,868)       (53,373)
    Purchases of premises and equipment ....................................        (1,882)        (1,242)
    Proceeds from sale of premises, equipment and other real estate ........            94            444
                                                                                 ---------      ---------
          Net cash used by investing activities ............................      (144,407)          (969)
Cash flows from financing activities:
    Increase (decrease) in deposits ........................................        19,581        (28,023)
    (Decrease) increase in federal funds purchased and securities sold under
      repurchase agreements ................................................          (697)         5,746
    Borrowings from the Federal Home Loan Bank of Dallas ...................       100,000             --
    Stock issuance cost ....................................................            --            (22)
    Redemption of preferred stock ..........................................            --         (1,020)
    Sale of common stock ...................................................            37            383
    Purchase of treasury stock .............................................        (7,630)            --
    Dividends paid .........................................................        (1,987)        (1,382)
                                                                                 ---------      ---------
          Net cash provided (used) by financing activities .................       109,304        (24,318)
                                                                                 ---------      ---------
          Net decrease in cash and cash equivalents ........................       (19,229)       (13,287)
Cash and cash equivalents at beginning of period ...........................        81,896         67,721
                                                                                 ---------      ---------
Cash and cash equivalents at end of period .................................     $  62,667      $  54,434
                                                                                 =========      =========


      See accompanying Notes to Interim Consolidated Financial Statements.

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Prime Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, IBID, Inc. ("IBID") and Prime Bank (the "Bank"). All significant intercompany transactions and balances have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2)      INCOME PER COMMON SHARE

         Income per common share was computed based on the following:


                                                           For the quarter ended            For the nine months ended
                                                               September 30,                      September 30,
                                                       -------------------------------   --------------------------------
                                                             1999            1998              1999             1998
                                                       ---------------  --------------   ----------------  --------------
Net earnings available to common shareholders......            $3,800          $3,389            $10,968         $10,312

Weighted average common shares used in basic EPS...         9,804,483      10,278,853          9,939,956      10,195,472
Potential dilutive common shares...................           304,810         320,299            290,590         404,642
                                                       --------------   -------------    ---------------   -------------
Weighted average common and potential dilutive
   common shares used in dilutive EPS..............        10,109,293      10,599,152         10,230,546      10,600,114
                                                       --------------   -------------    ---------------   -------------

Basic earnings per common share....................             $0.39           $0.33              $1.10           $1.01
                                                       ==============   =============    ===============   =============
Diluted earnings per common share..................             $0.38           $0.32              $1.07           $0.97
                                                       ==============   =============    ===============   =============

                     PRIME BANCSHARES, INC. AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

(3)      COMPREHENSIVE INCOME

         Comprehensive income is a more inclusive financial reporting methodology than net earnings and includes disclosure of certain financial information that historically has not been recognized in the calculation of net earnings.

         The tax effects for components of other comprehensive income are as follows:


                                                            Three months ended September 30,
                                        --------------------------------------------------------------------------
                                                       1999                                  1998
                                        -----------------------------------   ------------------------------------
                                          Before       Tax       Net of         Before        Tax       Net of
                                           Tax     (Expense)/      Tax            Tax     (Expense)/      Tax
                                          Amount     Benefit     Amount         Amount      Benefit     Amount
                                        -----------------------------------   ------------------------------------
Unrealized losses on securities
  arising during the period ..........      $(26)      $9         $(17)         $(135)        $47        $(88)
Less:  Reclassification adjustment
  for losses included in net
  earnings ...........................        --       --           --             --          --          --
                                        ------------------------------------   -----------------------------------
Other comprehensive income ...........      $(26)      $9         $(17)         $(135)        $47        $(88)
                                        ====================================   ===================================

                                                             Nine months ended September 30,
                                        --------------------------------------------------------------------------
                                                       1999                                  1998
                                        -----------------------------------   ------------------------------------
                                          Before       Tax       Net of         Before        Tax       Net of
                                           Tax     (Expense)/      Tax            Tax     (Expense)/      Tax
                                          Amount     Benefit     Amount         Amount      Benefit     Amount
                                        -----------------------------------   ------------------------------------
Unrealized losses on securities
  arising during the period.........        $(448)     $157      $(291)         $(754)        $264       $(490)
Less:  Reclassification adjustment
  for losses included in net
  earnings..........................           --        --         --             46          (16)         30
                                        -----------------------------------   ------------------------------------
Other comprehensive income..........        $(448)     $157      $(291)         $(708)        $248       $(460)
                                        ===================================   ====================================


(4)      PROPOSED MERGER

         On July 27, 1999 the Company executed an Agreement and Plan of Reorganization with Wells Fargo & Company providing for the merger of a wholly-owned subsidiary of Wells Fargo with and into the Company through an exchange of stock. This transaction is subject to the approval of the Company's shareholders and banking regulators.

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

OVERVIEW

         Net earnings available to common shareholders were $3.8 million ($0.38 per common share on a diluted basis) for the quarter ended September 30, 1999 compared with $3.4 million ($0.32 per common share on a diluted basis) for the quarter ended September 30, 1998, an increase of $411,000, or 12.1%. The Company posted returns on average common equity of 17.00% and 15.87% and returns on assets of 1.25% and 1.28% for the quarters ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, net earnings available to common shareholders were $11.0 million ($1.07 per common share on a diluted basis) compared with $10.3 million ($0.97 per common share on a diluted basis) for the same period in 1998, an increase of $656,000, or 6.4%.

         Total assets were $1.2 billion at September 30, 1999, compared with $1.1 billion at December 31, 1998. Total loans increased to $597.6 million at September 30, 1999 from $532.4 million at December 31, 1998, an increase of $65.2 million, or 12.2%. Total deposits were $985.3 million at September 30, 1999 compared with $965.7 million at December 31, 1998. Shareholders' equity was $90.4 million at September 30, 1999 compared with $89.3 million at December 31, 1998, an increase of $1.1 million, or 1.2%. The increase was primarily due to net income of $11.0 million during the first nine months of 1999. This was partially offset by a stock repurchase of 500,000 shares of common stock and dividends paid on common stock.

RESULTS OF OPERATIONS

Interest Income

         Interest income for the quarter ended September 30, 1999 was $21.1 million, an increase of $1.9 million, or 10.1%, from the quarter ended September 30, 1998. The increase in interest income was due primarily to a 15.5% increase in average earning assets. This was partially offset by a decline in the yield on average earning assets, which decreased 35 basis points compared with the third quarter of 1998 due to declining market interest rates. For the nine months ended September 30, 1999, interest income was $61.3 million, up $3.6 million, or 6.3%, from $57.7 million for the same period in 1998, due mainly to higher average interest-earning assets, including higher average loans.

Interest Expense

         Interest expense on deposits and other interest-bearing liabilities was $9.4 million for the quarter ended September 30, 1999 compared with $8.2 million for the quarter ended September 30, 1998, an increase of $1.2 million, or 14.6%. This was caused by an increase of $146.9 million in average interest bearing liabilities from quarter to quarter, mainly due to the balance-sheet-leveraging strategy implemented during the first quarter of 1999, which resulted in other borrowings of $100.0 million. The increase in interest expense was partially offset by a 15 basis point decrease in the average interest rate of interest-bearing liabilities. For the nine months ended September 30, 1999, interest expense was $26.9 million compared with $24.7 million for the same period in 1998, an increase of $2.2 million, or 8.9%. The increase primarily resulted from higher average interest-bearing liabilities.

Net Interest Income

         Net interest income was $11.7 million for the quarter ended September 30, 1999 compared with $11.0 million for the quarter ended September 30, 1998, an increase of $743,000, or 6.8%. The increase in net interest income resulted primarily from growth in average interest-earning assets of $154.3 million, or 15.5%, from quarter to quarter. This was partially offset by a decrease in the net interest margin of 33 basis points to 4.04% for the third quarter of 1999. The decrease in the net interest margin from quarter to quarter is primarily due to the balance-sheet-leveraging strategy implemented in the first quarter of 1999. Likewise, net interest income increased to $34.5 million for the nine months ended September 30, 1999 from $33.0 million for the nine months ended September 30, 1998, an increase of $1.4 million, or 4.3%, due mainly to higher average interest-earning assets, including higher average loans.

      The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.


                                                                     Three months ended September 30,
                                             ----------------------------------------------------------------------------------
                                                              1999                                        1998
                                             ----------------------------------------      ------------------------------------
                                                 Average         Interest       Average    Average     Interest    Average
                                               Outstanding        Earned/       Yield/   Outstanding   Earned/      Yield/
                                                 Balance           Paid          Rate      Balance      Paid         Rate
                                             ----------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
ASSETS:
Interest-earning assets:
Loans ......................................      $587,425         $12,710        8.58%   $528,621       $11,920      8.95%
      Securities ...........................       527,090           7,930        5.97%    411,361         6,454      6.22%
      Federal funds sold and other
         temporary investments .............        36,169             465        5.10%     56,443           791      5.56%
                                                --------------------------------------  ----------------------------------
           Total interest-earning assets ...     1,150,684          21,105        7.28%    996,425        19,165      7.63%
Less allowance for loan losses .............        (6,304)                                 (5,886)
                                                ----------                              ----------
Total interest-earning assets, net
   of allowance ............................     1,144,380                                 990,539
Nonearning assets ..........................        60,612                                  60,120
                                                ----------                              ----------
           Total assets ....................    $1,204,992                              $1,050,659
                                                ==========                              ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
      Interest-bearing demand deposits .....      $130,208            $592        1.80%   $122,616          $493      1.60%
      Savings and money market accounts ....       206,795           1,558        2.99%    185,475         1,429      3.06%
      Certificates of deposit ..............       471,650           5,795        4.87%    451,477         6,014      5.28%
      Federal funds purchased and securities
         sold under repurchase agreements ..        18,518             200        4.28%     20,699           248      4.75%
      Other borrowings .....................       100,000           1,236        4.90%         --            --     --
                                                --------------------------------------  ----------------------------------
           Total interest-bearing
             liabilities ...................       927,171           9,381        4.01%    780,267         8,184      4.16%
                                                --------------------------------------  ----------------------------------
Noninterest-bearing liabilities:
      Noninterest-bearing demand deposits ..       184,152                                 179,968
      Other liabilities ....................         4,998                                   5,723
                                                ----------                              ----------
           Total liabilities ...............     1,116,321                                 965,958
Shareholders' equity .......................        88,671                                  84,701
                                                ----------                              ----------
           Total liabilities and
             shareholders' equity ..........    $1,204,992                              $1,050,659
                                                ==========                              ==========
Net interest income ........................                       $11,724                               $10,981
                                                                 =========                             =========
Net interest spread ........................                                      3.27%                               3.47%
                                                                                ======                              ======
Net interest margin ........................                                      4.04%                               4.37%
                                                                                ======                              ======


                                                                      Nine months ended September 30,
                                             ----------------------------------------------------------------------------------
                                                              1999                                        1998
                                             ----------------------------------------      ------------------------------------
                                                 Average        Interest      Average    Average       Interest    Average
                                               Outstanding       Earned/      Yield/   Outstanding     Earned/      Yield/
                                                 Balance          Paid         Rate      Balance         Paid        Rate
                                             ----------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
ASSETS:
Interest-earning assets:
      Loans ................................      $565,955         $36,631        8.65%   $514,008       $34,841      9.06%
      Securities ...........................       514,251          23,230        6.04%    440,733        20,991      6.37%
      Federal funds sold and other
           temporary investments ...........        40,160           1,458        4.85%     45,326         1,864      5.50%
                                                --------------------------------------  -----------------------------------
           Total interest-earning assets ...     1,120,366          61,319        7.32%  1,000,067        57,696      7.71%
Less allowance for loan losses .............        (6,264)                                 (5,875)
                                                ----------                              ----------
Total interest-earning assets, net
   of allowance ............................     1,114,102                                 994,192
Nonearning assets ..........................        60,207                                  61,986
                                                ----------                              ----------
           Total assets ....................    $1,174,309                              $1,056,178
                                                ==========                              ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
      Interest-bearing demand deposits .....      $131,476          $1,753        1.78%   $126,954        $1,612      1.70%
      Savings and money market accounts ....       200,535           4,420        2.95%    183,971         4,213      3.06%
      Certificates of deposit ..............       467,507          17,161        4.91%    458,026        18,184      5.31%
      Federal funds purchased and securities
         sold under repurchase agreements ..        18,600             592        4.26%     18,208           651      4.78%
      Other borrowings .....................        79,853           2,933        4.91%        184            10      7.27%
                                                --------------------------------------  ----------------------------------
           Total interest-bearing
             liabilities ...................       897,971          26,859        4.00%    787,343        24,670      4.19%
                                                --------------------------------------  ----------------------------------
Noninterest-bearing liabilities:
      Noninterest-bearing demand deposits ..       184,024                                 180,666
      Other liabilities ....................         4,488                                   6,319
                                                ----------                              ----------
           Total liabilities ...............     1,086,483                                 974,328
Shareholders' equity .......................        87,826                                  81,850
                                                ----------                              ----------
           Total liabilities and
             shareholders' equity ..........    $1,174,309                              $1,056,178
                                                ==========                              ==========

Net interest income ........................                       $34,460                               $33,026
                                                                 =========                             =========
Net interest spread ........................                                      3.32%                               3.52%
                                                                                ======                              ======
Net interest margin ........................                                      4.11%                               4.42%
                                                                                ======                              ======

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


                                                      Three months ended September 30,
                                                   --------------------------------------
                                                                1999 vs. 1998
                                                   --------------------------------------
                                                     Increase (decrease)
                                                            due to
                                                   ----------------------
                                                    Volume          Rate        Total
                                                   --------       -------      --------
                                                          (Dollars in thousands)
Interest-earning assets:
Loans ........................................      $ 1,326       $  (536)      $   790
   Securities ................................        1,816          (340)        1,476
   Federal funds sold and other temporary
      investments ............................         (284)          (42)         (326)
                                                    -------       -------       -------
        Total increase in interest income ....        2,858          (918)        1,940
                                                    -------       -------       -------
Interest-bearing liabilities:
   Interest-bearing demand deposits ..........           31            68            99
   Savings and money market accounts .........          164           (35)          129
   Certificates of deposit ...................          269          (488)         (219)
   Federal funds purchased and securities sold
      under repurchase agreements ............          (26)          (22)          (48)
   Other borrowings ..........................        1,236            --         1,236
                                                    -------       -------       -------
        Total increase in interest expense ...        1,674          (477)        1,197
                                                    -------       -------       -------
   Increase in net interest income ...........      $ 1,184       $  (441)      $   743
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

         Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 1999, the allowance for loan losses amounted to $6.5 million, or 1.09%, of total loans. The allowance for loan losses as a percentage of nonperforming loans was 738.7% at September 30, 1999.

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

         The provision for loan losses for the nine months ended September 30, 1999 was $1.0 million compared with $700,000 for the same period in 1998. The increase resulted from continued growth in loans. For the nine months ended September 30, 1999, net charge-offs were $692,000, or 0.16%, of average loans.

         Set forth below is an analysis of the allowance for loan losses for the nine months ended September 30, 1999:

                                                                Nine months
                                                                   ended
                                                             September 30, 1999
                                                            --------------------
                                                                (Dollars in
                                                                 thousands)

Average loans outstanding................................              $565,955

Gross loans outstanding at end of period.................               597,580
Allowance for loan losses at beginning of period.........                 6,184
Provision for loan losses................................                 1,023
Charge-offs:
    Commercial and industrial.............................                 (145)
    Real estate...........................................                  (41)
    Consumer..............................................                 (787)
Recoveries:
    Commercial and industrial.............................                   19
    Real estate...........................................                   31
    Consumer..............................................                  231
                                                            -------------------
Net loan (charge-offs) recoveries........................                  (692)
                                                            -------------------
Allowance for loan losses at end of period...............                $6,515
                                                            ===================

Ratio of allowance to end of period loans................                  1.09%
Ratio of net charge-offs to average loans................                  0.16%
Ratio of allowance to end of period nonperforming loans..                738.66%

Noninterest Income

      The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income for the quarter ended September 30, 1999 decreased to $2.5 million from $2.6 million for the quarter ended September 30, 1998, a decrease of $88,000, or 3.4%. The following table presents, for the periods indicated, the major categories of noninterest income:



                                                 Three months ended                       Nine months ended
                                                    September 30,                           September 30,
                                           --------------------------------        --------------------------------
                                               1999              1998                  1999              1998
                                           --------------    --------------        --------------    --------------
                                                                    (Dollars in thousands)
Service charges on deposit accounts.....          $2,042            $2,047                $5,920            $6,038
Retail services income..................             349               325                 1,137             1,003
Mortgage banking........................              14                47                   149               174
Investment services.....................              41                94                   153               247
Securities lending......................               4                 6                    18                20
Other noninterest income................              43                62                   152               207
                                           --------------    --------------        --------------    --------------
      Total noninterest income..........          $2,493            $2,581                $7,529            $7,689
                                           ==============    ==============        ==============    ==============


      The decrease in noninterest income for the quarter ended September 30, 1999 over the same period in 1998 was mainly due to a decline in ATM surcharges and mortgage loan processing fees, along with a decline in annuity and mutual fund sales. This was partially offset by an increase in fees collected from debit card usage. For the nine months ended September 30, 1999, the decrease in noninterest income compared with the same period in 1998 was primarily caused by a decrease in fees collected from insufficiently funded checks, as well as declines in commissions collected from annuity and mutual fund sales.

Noninterest Expenses

      Noninterest expenses were relatively flat for the quarter ended September 30, 1999 compared with the same period in 1998, increasing by only $16,000. The following table presents, for the periods indicated, the major categories of noninterest expenses:



                                                 Three months ended                       Nine months ended
                                                    September 30,                           September 30,
                                           --------------------------------        --------------------------------
                                               1999              1998                  1999              1998
                                           --------------    --------------        --------------    --------------
                                                                         (Dollars in thousands)
Employee compensation and benefits.......         $4,975            $4,856               $15,004           $14,614
Non-staff expenses:
       Net bank premises expense.........            537               532                 1,577             1,426
       Equipment rentals, depreciation
           and maintenance...............            443               424                 1,292             1,169
       Data processing...................            344               330                 1,055             1,463
       Professional fees.................            238               305                   853             1,093
       Regulatory assessments............             80                77                   235               242
       Ad valorem and franchise taxes....            164               174                   414               519
       Loss on sale of available-for-sale
           securities....................           ----              ----                  ----                46
       Other.............................          1,255             1,322                 3,742             3,355
                                           --------------    --------------        --------------    --------------
               Total non-staff expenses..          3,061             3,164                 9,168             9,313
                                           --------------    --------------        --------------    --------------
               Total noninterest
                  expenses...............         $8,036            $8,020               $24,172           $23,927
                                           ==============    ==============        ==============    ==============

      Employee compensation and benefits expenses were $5.0 million for the quarter ended September 30, 1999 and $15.0 million for the nine months ended September 30, 1999, increases of $119,000, or 2.5%, and $390,000, or 2.7%, compared with the respective periods in 1998. The increase was due primarily to normal salary increases.

      Non-staff expenses were $3.1 million for the quarter ended September 30, 1999, a decrease of $103,000, or 3.3%, from the same period in 1998. Significant components of this decrease were office supplies costs, stationery and printing expenses, and legal fees. These are partially offset by increases in depreciation expense and data processing costs. Excluding expenses related to the acquisition of Sunbelt National Bank incurred during 1998, non-staff expenses for the nine months ended September 30, 1999 would have increased $361,000, or 4.1%, compared with the same period in 1998. These increases are mainly due to increases in depreciation expense, courier and messenger service costs, telecommunications expense, and a write-down in other real estate owned.

Income Taxes

      Income tax expense increased $107,000 to $2.0 million for the quarter ended September 30, 1999. The increase was primarily attributable to higher pretax net earnings.

FINANCIAL CONDITION

Loan Portfolio

        Total loans increased to $597.6 million at September 30, 1999 from $532.4 million at December 31, 1998, an increase of $65.2 million, or 12.2%. Loan growth occurred primarily in commercial and industrial loans, construction and land development loans, and commercial mortgages. Loans comprised 52.2% of total earning assets at September 30, 1999 compared with 52.3% at December 31, 1998.

      The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 1999 and December 31, 1998:


                                           September 30, 1999                    December 31, 1998
                                      -----------------------------       -----------------------------
                                         Amount         Percent              Amount         Percent
                                      --------------  ------------        --------------  -------------
                                                            (Dollars in thousands)
Commercial and industrial............       $70,524          11.80%             $50,644            9.51%
Real estate:
      Construction and land
           development...............        51,592           8.63               38,673            7.26
      1-4 family residential.........       113,389          18.98              105,882           19.89
      Commercial mortgages...........       200,471          33.55              174,668           32.81
      Farmland.......................         1,042           0.17                  722            0.14
      Multi-family residential.......         7,138           1.19                7,363            1.38
Consumer:
      Indirect.......................        90,279          15.11               96,243           18.08
      Direct.........................        63,145          10.57               58,209           10.93
                                      --------------  ------------        --------------  -------------
           Total loans...............      $597,580         100.00%            $532,404          100.00%
                                      ==============  ============        ==============  =============

NONPERFORMING ASSETS

      Nonperforming assets were $1.5 million at September 30, 1999 compared with $1.7 million at December 31, 1998, a decrease of $127,000, or 7.7%. The ratios of nonperforming assets to total loans and other real estate were 0.25% and 0.31% at September 30, 1999 and December 31, 1998, respectively.

      The following table presents information regarding nonperforming assets as of the dates indicated:

                                                      September 30,       December 31,
                                                           1999               1998
                                                     -----------------  -----------------
                                                           (Dollars in thousands)
Nonaccrual loans.............................                $870               $808
Restructured loans...........................                  12                 69
                                                 -----------------  -----------------
Total nonperforming loans....................                 882                877
Other real estate............................                 642                774
                                                 -----------------  -----------------
Total nonperforming assets...................              $1,524             $1,651
                                                 =================  =================
Accruing loans 90 or more days past due......                $420               $699

SECURITIES

      Securities totaled $513.1 million at September 30, 1999 compared with $437.3 million at December 31, 1998, an increase of $75.8 million, or 17.3%. The increase occurred primarily due to an increase in available funds resulting from the balance-sheet-leveraging strategy implemented in the first quarter of 1999. At September 30, 1999, securities represented 44.8% of total earning assets compared with 42.9% of total earning assets at December 31, 1998. The yield on average securities for the quarter ended September 30, 1999 was 5.97% compared with 6.22% for the same period in 1998. At September 30, 1999, securities included $47.7 million in U.S. Treasury securities, $429.0 million in mortgage-backed securities, $11.8 million in collateralized mortgage obligations, and $19.4 million in municipal securities. The average life of the securities portfolio at September 30, 1999 was approximately five years and one month.

PREMISES AND EQUIPMENT

      Premises and equipment totaled $17.0 million at September 30, 1999, an increase of $472,000, or 2.8%, from $16.6 million at December 31, 1998. The increase is primarily due to the purchase of property for banking center expansion.

DEPOSITS

      Total deposits were $985.3 million at September 30, 1999 compared with $965.7 million at December 31, 1998, an increase of $19.6 million. At September 30, 1999, demand and savings deposits accounted for approximately 51.3% of total deposits, while certificates of deposit made up 48.7% of total deposits. Noninterest-bearing demand deposits totaled $179.3 million, or 18.2%, of total deposits at September 30, 1999 compared with $188.7 million, or 19.5%, of total deposits at December 31, 1998. The average cost of deposits, including noninterest-bearing demand deposits, was 3.17% for the quarter ended September 30, 1999 compared with 3.35% for the same period in 1998. The decline in average cost of deposits was due mainly to a decline in the average rate paid on certificates of deposit.

BORROWINGS

      Federal funds purchased and securities sold under repurchase agreements totaled $18.0 million at September 30, 1999. These short-term borrowings represent customers' funds. Separately, the Company has access to purchased funds from correspondent banks. The Company also has $100.0 million in outstanding borrowings from the Federal Home Loan Bank of Dallas incurred in order to facilitate its balance-sheet-leveraging strategy implemented in the first quarter of 1999.

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

      Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 1999, the Company had cash and cash equivalents of $62.7 million, up from $54.4 million at September 30, 1998. The increase was primarily due to growth in federal funds sold.

      The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $15.9 million and $12.0 million for the nine months ended September 30, 1999 and 1998, respectively.

      Net cash used by investing activities was $144.4 million and $1.0 million for the nine months ended September 30, 1999 and 1998, respectively. The difference primarily relates to an increase in the amount of securities purchased.

      Net cash provided (used) by financing activities was $109.3 million and $(24.3) million for the nine months ended September 30, 1999 and 1998, respectively. The difference primarily relates to the borrowing from the Federal Home Loan Bank, as well as an increase in deposits.

CAPITAL RESOURCES

         Total shareholders' equity was $90.4 million at September 30, 1999 compared with $89.3 million at December 31, 1998, an increase of $1.1 million, or 1.2%. The increase was primarily due to net income of $11.0 million during the first nine months of 1999. This was partially offset by a stock repurchase of 500,000 shares of common stock and dividends paid on common stock.

      Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation, with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The Company's risk-based capital ratios at September 30, 1999 remain above the levels designated as "well capitalized" with Tier 1 capital, total risk-based capital and leverage capital ratios of 12.82%, 13.79% and 7.19%, respectively. The Bank's risk-based capital ratios at September 30, 1999 remain above the levels designated as "well capitalized" with Tier-1 capital, total risk-based capital and leverage capital ratios of 12.79%, 13.75 % and 7.17%, respectively.

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

         The project plan consists of five phases: Awareness, Assessment, Renovation, Validation and Implementation. This plan has been patterned after the FFIEC interagency statement of May 5, 1997. The Awareness, Assessment, Renovation and Validation phases are substantially complete; the Implementation phase is currently in process and on schedule.

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

         The FDIC has examined the Company's overall compliance efforts, specifically regarding Year 2000 issues, in March 1998, March 1999, and again in July 1999. An outside consulting firm was engaged in November 1998 to review the Company's testing plan and again in March and August 1999 to review the business recovery contingency plans.

         The Company will concentrate its efforts on customer communications and business resumption contingency plan validation during the last quarter of 1999.

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

Contingency Plans

           The Company has tested its business recovery contingency plans with respect to the Year 2000 date change, and believes that it will be able to process its own mission critical systems even in the event of a failure of third parties such as electricity or telecommunications for an extended period of time and without significant losses. In addition, the Company has in place plans for providing funds necessary for liquidity needs of its customers through ongoing monitoring and funding arrangements with other financial institutions, including the Federal Reserve.

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

         The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. It considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. At September 30, 1999, the Company estimated that a 200 basis point rise or decline in market interest rates over the next twelve months would affect its net interest income for the same period by less than 5.0%.

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

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              The following exhibits are filed with this report:

              -       Exhibit 2.1.  Agreement and Plan of Reorganization
                                    dated July 27, 1999 by and between Prime
                                    Bancshares, Inc. and Wells Fargo & Company
                                    (the "Agreement") (incorporated by reference
                                    to Exhibit 2.1 to the Company's Current
                                    Report on Form 8-K dated July 29, 1999).
              -       Exhibit 27.   Financial Data Schedule

         (b)  Reports on Form 8-K

              On July 29, 1999 the Company filed a Form 8-K under Item 5 to report the execution of the Agreement.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PRIME BANCSHARES, INC.
                                   Registrant

Date:  October 26, 1999            By:        /s/ FREDRIC M. SAUNDERS
                                       ---------------------------------------
                                         Fredric M. Saunders
                                         Chairman of the Board and Chief
                                         Executive Officer (Principal Executive
                                         Officer)


Date:  October 26, 1999            By:        /s/ L. ANDERSON CREEL
                                       ---------------------------------------
                                         L. Anderson Creel
                                         Executive Vice President and Chief
                                         Financial Officer (Principal Financial
                                         Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

   2.1.             Agreement and Plan of Reorganization
                    dated July 27, 1999 by and between Prime
                    Bancshares, Inc. and Wells Fargo & Company
                    (the "Agreement") (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 29, 1999).

   27.              Financial Data Schedule